Form 10-Q
period 1997-03-31
ATRIUM COMPANIES INC
filed 1997-05-19
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

         (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission File Number 333-20095


                             ATRIUM COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                         75-2642488
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

  1341 W. MOCKINGBIRD LANE, SUITE 1200W, DALLAS, TEXAS  75247, (214) 630-5757
   (Address of principal executive offices, including zip code and telephone number including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No   X*
                                               ---     ---

* The registrant's Registration Statement on Form S-4 (Registration No. 333-20095) was declared effective on April 4, 1997. This report is hereby filed pursuant to Rule 15d-13(a) under the Securities Exchange Act of 1934.

                             ATRIUM COMPANIES, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------
Item 1.  Financial Statements (Unaudited):

    Consolidated Balance Sheets - March 31, 1997 and December 31, 1996                                                  3

    Consolidated Statements of Income - Quarters ended March 31, 1997 and 1996                                          4

    Statements of Cash Flows - Quarters ended March 31, 1997 and 1996                                                   5

    Notes to Financial Statements                                                                                   6 - 8


Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                                                      9 - 10



PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                                             11

Item 2.  Change in Securities                                                                                          11

Items 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K                                                                              11


Signatures                                                                                                             11

Exhibit Index                                                                                                          12

                             ATRIUM COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                        MARCH 31,     DECEMBER 31,
                                                                          1997           1996
                                                                        ---------      ---------
                                ASSETS                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents .....................................     $      18      $     617
    Equity securities - available for sale ........................           487             --
    Accounts receivable, net ......................................        24,595         21,975
    Inventories ...................................................        14,866         13,474
    Prepaid expenses and other ....................................         2,876          1,765
    Deferred tax asset ............................................         2,555          2,555
                                                                        ---------      ---------
         Total current assets .....................................        45,397         40,386

PROPERTY, PLANT, AND EQUIPMENT, net ...............................        13,894         13,970
GOODWILL, net .....................................................        12,001         11,963
DEFERRED FINANCING COSTS, net .....................................         5,209          5,173
OTHER ASSETS ......................................................         3,378          3,258
                                                                        ---------      ---------
         Total assets .............................................     $  79,879      $  74,750
                                                                        =========      =========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable ..............................................     $  10,718      $   8,528
    Accrued liabilities ...........................................         8,513          6,580
                                                                        ---------      ---------
         Total current liabilities ................................        19,231         15,108

LONG-TERM LIABILITIES:
    Notes payable .................................................       100,622        100,000
    Deferred tax liability ........................................           818            818
                                                                        ---------      ---------
             Total long-term liabilities ..........................       101,440        100,818
                                                                        ---------      ---------
             Total liabilities ....................................       120,671        115,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
    Common stock $.01 par value, 3,000 shares authorized,
         100 shares issued and outstanding ........................            --             --
    Paid-in capital ...............................................        32,084         31,936
    Accumulated deficit ...........................................       (72,905)       (73,112)
    Unrealized gain on equity securities - available for sale .....            29             --
                                                                        ---------      ---------
             Total stockholder's deficit ..........................       (40,792)       (41,176)
                                                                        ---------      ---------
                   Total liabilities and stockholder's deficit ....     $  79,879      $  74,750
                                                                        =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         1997         1996
                                                                       --------      -------
NET SALES ........................................................     $ 37,846      $33,429
COST OF GOODS SOLD ...............................................       24,565       22,283
                                                                       --------      -------
    Gross profit .................................................       13,281       11,146

OPERATING EXPENSES:
    Selling, delivery, general and administrative expenses .......       10,054        7,388
    Stock option compensation expense ............................           52          124
                                                                       --------      -------
                                                                         10,106        7,512
                                                                       --------      -------
         Income from operations ..................................        3,175        3,634

INTEREST EXPENSE .................................................        2,781        1,072
OTHER INCOME (EXPENSE), net ......................................          (55)         220
                                                                       --------      -------

         Income before income taxes ..............................          339        2,782

PROVISION FOR INCOME TAXES .......................................          128          941
                                                                       --------      -------

NET INCOME .......................................................     $    211      $ 1,841
                                                                       ========      =======

  The accompanying notes are an integral part of  the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            1997        1996
                                                                          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ......................................................     $   211        1,841
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..............................         748          463
         Amortization of deferred financing costs ...................         155           83
         Gain on retirement of assets ...............................          (8)          --
         Stock option compensation expense ..........................          52          124
         Changes in assets and liabilities:
             Accounts receivable, net ...............................      (2,620)      (1,298)
             Inventories ............................................      (1,392)         986
             Prepaid expenses and other .............................      (1,110)         614
             Accounts payable .......................................       2,191         (311)
             Accrued liabilities ....................................       1,932          685
                                                                          --------------------
                 Net cash provided by operating activities ..........         159        3,187
                                                                          --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment ......................        (428)        (205)
    Proceeds from asset sales .......................................          10           --
    Increase in other assets ........................................        (404)        (601)
    Purchases of short-term investments .............................        (458)          --
                                                                          --------------------
         Net cash used in investing activities ......................      (1,280)        (806)
                                                                          --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable ........................................          --       (2,474)
    Proceeds from borrowings ........................................         622           --
    Deferred financing costs ........................................        (190)          (5)
    Capital contributions ...........................................          --           13
    Net contribution from Holding ...................................          90           --
                                                                          --------------------
         Net cash provided by (used in) financing activities ........         522       (2,466)
                                                                          --------------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS ..........................        (599)         (85)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................         617           85
                                                                          --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................     $    18           --
                                                                          ====================

SUPPLEMENTAL DISCLOSURE:
    Cash paid during the period for:
         Interest ...................................................     $    11      $ 1,017
         Income taxes,  net of refunds ..............................         (48)         562

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION:

The unaudited consolidated results of operations and cash flows of Atrium Companies, Inc. (the "Company") for the quarters ended March 31, 1997 and 1996, and financial position as of March 31, 1997 and December 31, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 1996, 1995 and 1994 included in the Prospectus dated April 4, 1997 included in the Company's Registration Statement on Form S-4 (Registration No. 333-20095) as filed with the Securities and Exchange Commission (the "Registration Statement"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  EQUITY SECURITIES - AVAILABLE FOR SALE:

Investments in equity securities - available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded in stockholders' equity.


3.  INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work- in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following at March 31, 1997:


Raw materials .........................................     $ 12,572
Work-in-process .......................................          539
Finished goods ........................................        3,135
                                                            --------
                                                              16,246
LIFO reserve ..........................................       (1,380)
                                                            --------
                                                            $ 14,866
                                                            ========


4.  NOTES PAYABLE:

Notes payable consisted of the following at March 31, 1997:

Senior subordinated notes .............................     $100,000
Revolving line of credit ..............................          622
                                                            --------
                                                            $100,622
                                                            ========

5.  CONTINGENCIES

The Company is party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

The Company was named in 1988 as a potentially responsible party ("PRP") in two superfund sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") (the Chemical Recycling, Inc. site in Wylie, Texas, and the Diaz Refinery site in Little Rock, Arkansas). The Company believes that based on the information currently available, including the substantial number of other PRP's and relatively small share allocated to it at such sites, its liability, if any, associated with either of these sites will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


6.  SUBSIDIARY GUARANTORS:

In connection with the Note offering, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: Vinyl Building Specialties of Connecticut, Inc., Bishop Manufacturing Co. of New York, Inc., Bishop Manufacturing Company, Incorporated and Bishop Manufacturing Company of New England, Inc. (collectively, Bishop) and H-R Window Supply, Inc. (collectively, the Subsidiary Guarantors). The Company has no nonguarantor direct or indirect subsidiaries. The consolidated balance sheets of the Company as of March 31, 1997 and December 31, 1996 and the related statements of income for the quarter ended March 31, 1997 and 1996 include the accounts of H-R Window Supply, Inc. The results of operations for the quarter ended March 31, 1997 include the operations of Bishop, however the quarter ended March 31, 1996 shown below are not included in the Company's operations because Bishop was acquired on September 30, 1996. The balance sheet accounts of Bishop are included in the Company's March 31, 1997 and December 31, 1996 consolidated financial statements. In the opinion of management separate financial statements of the respective Subsidiary Guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above.

Following is summarized financial information pertaining to these Subsidiary
Guarantors:

H-R Window Supply, Inc.:

                                                         March 31,   December 31,
                                                            1997          1996
                                                         -------------------------
Current assets ...................................          $268          $230
Noncurrent assets ................................            --            --
Current liabilities ..............................           167           139
Noncurrent liabilities ...........................            --            --

                                                          Quarter Ended March 31,
                                                            1997          1996
                                                         -------------------------
Net sales ........................................          $260          $176
Gross profit .....................................           169           107
Net income from continuing operations ............            49            27

Bishop:

                                                           March 31,       December 31,
                                                             1997             1996
                                                           -----------------------------
Current assets ...................................          $ 7,763          $ 7,709
Noncurrent assets ................................           13,233           13,242
Current liabilities ..............................            1,047              996
Noncurrent liabilities ...........................               --               --

                                                             Quarter Ended March 31,
                                                              1997             1996
                                                           -----------------------------
Net sales ........................................          $ 2,509           $ 2,925
Gross profit .....................................              940             1,273
Net income from continuing operations ............               (5)              441


The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur. As of March 31, 1997, the maximum amount of Senior Indebtedness the Company and its Subsidiary Guarantors collectively, and in the aggregate, could incur was $45,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS AND RISK FACTORS

From time to time, the Company issues statements in public filings (including this Form 10-Q) or press releases, or officers of the Company make public oral statements with respect to the Company that may be considered forward looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. This Quarterly Report on Form 10-Q contains certain forward looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to the demand for new home construction, interest rates, job formation, migration of the inter/intra-U.S. population, the competitive environment for the Company's products and services, the timing of new orders, the degree of market penetration of the Company's new products and other factors set forth herein or in the Registration Statement and other documents filed by the Company with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

On January 15, 1997, the Company experienced a fire at its Extruders facility located in Wylie, Texas. The fire damaged one of the Company's paint lines related to the painting of extruded metals. This paint line has been repaired and is in normal production. The Company has received approximately $1.2 million related to the damaged property and equipment from its respective insurance carrier. The Company also experienced significant increased costs related to the fire and related business interruption including: direct labor in assuring production was complete, additional delivery expense from shipping to alternative sites, additional scrap related to quality control inefficiencies, and other inefficient production processes. The Company maintains business interruption insurance and, accordingly, has made a loss claim to its respective insurance carrier. The Company has contracted with an external consulting group to provide assistance in this claim process and on May 16, 1997 submitted a loss claim for approximately $1.5 million. There can be no assurances that the Company will recover these amounts, but believes the submitted claim is reasonable and valid.

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in significant increases during the peak building season during the second and third quarters of the year. Accordingly, results of operations for the first quarter of the Company's fiscal year are not necessarily indicative of results expected for the full year.

Net Sales. Net sales increased by $4,417 from $33,429 during the 1996 quarter to $37,846 during the 1997 quarter. The increase was primarily due to sales of $3,395 at the Bishop, Kel-Star and Woodville divisions, all of which were acquired in the second half of 1996. Additionally, the Company experienced slight growth within its core manufacturing divisions, including Atrium Vinyl, which commenced operations during 1995. The sales increases were partially offset by decreases at the Company's distribution operations due to the continued implementation of management's strategy to reduce non-profitable sales and improve overall margins.

Cost of Sales. Cost of sales decreased from 66.7% (48.6% material and 18.1% direct manufacturing expense) of sales during the quarter ended March 1996 to 64.9% (44.4% material and 20.5% direct manufacturing expense) of sales during the 1997 quarter. The decrease is primarily due to decreases in raw material prices and on-going cost reductions. These decreases were partially offset by increased labor due to inefficiencies caused by the January fire at the Extruders division (See: RECENT DEVELOPMENTS).

Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $2,594 from $7,512 (which represented 22.5% of sales during the 1996 quarter) to $10,106 (which represented 26.7% of sales during the 1997 quarter). Delivery expense increased $605 from $2,928, 8.8% of sales, to $3,533, 9.3% of sales. The increase as a percentage of sales is primarily due to shipping inefficiencies caused by the fire at the Extruders division. General and administrative expenses increased $1,641 from $2,927, 8.8% of sales, to $4,568, 12.1% of sales. The increase is due to general and administrative expenses of $834 at the Bishop, Kel-Star and Woodville divisions, increases in salaries and benefits related to the costs of additional personnel to support the Company's growth, an increase in the provision for doubtful accounts due to increased sales, and amortization expense related to the amortization of software implementation costs. Selling expenses increased $423 from $1,480, 4.4% of sales, to $1,903, 5.0% of sales. The increase in amount and as a percentage of sales was largely due to selling expenses at Bishop, which were $295, 11.7% of sales.

Interest Expense. Interest expense increased $1,709 from $1,072 during the quarter ended March 1996 to $2,781 during the 1997 quarter, due largely to an increase in average outstanding debt. The increase in outstanding debt relates to the $100,000 Senior Subordinated Notes issued in November 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $20,000 credit facility with Bankers Trust which expires March 2002. Borrowings under the credit facility were $622 at March 31, 1997, excluding outstanding letters of credit, totaling $250. Letters of credit secure workers compensation benefit payments and certain other obligations. Because of the seasonal nature of the business, the Company's borrowing requirements are traditionally highest during the second quarter. At March 31, 1997 the Company had additional borrowing capacity of approximately $19,128.

Cash provided by operations was $159 for the quarter ended March 31, 1997 as compared to cash provided by operations of $3,187 for the same period in 1996. The decrease in cash provided by operations in the 1997 quarter was primarily due to decreased net income from higher interest expense.

Capital expenditures totaled $428 in the quarter ended March 31, 1997, compared to $205 during the same quarter in 1996. Expenditures in the 1997 period were primarily used to increase capacity of and further automate its window manufacturing plants.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 2.  CHANGE IN SECURITIES

On February 6, 1997, the Board of Directors of the Registrant's Parent (Holding) authorized the sale of 100,000 shares of common stock of Holding to a Director (Stephen M. Humphrey).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

    (b)  Reports on Form 8-K

         During the quarter ended March 31, 1997, Atrium Companies, Inc. filed no Current Reports on Form 8- K.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Atrium Companies, Inc.
                                      (Registrant)

Date:  May 19, 1997              By:  /s/ Jeff L. Hull,
                                          Corporate Controller and Secretary
                                          (Principal Financial and
                                          Accounting Officer)

                                EXHIBIT INDEX



EXHIBIT                  DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
