Form 10-Q
period 1997-06-30
ATRIUM COMPANIES INC
filed 1997-08-14
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


     (MARK ONE)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended         June 30, 1997
                                         --------------------------------

                                       OR


          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                          -------------     -------------

           Commission File Number:               333-20095
                                  ---------------------------------------

                             ATRIUM COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      DELAWARE                         75-2642488
            ------------------------------        ----------------------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification Number)



  1341 W. MOCKINGBIRD LANE, SUITE 1200W, DALLAS, TEXAS  75247, (214) 630-5757
  ---------------------------------------------------------------------------
        (Address of principal executive offices, including zip code and telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                             ATRIUM COMPANIES, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997
                                     INDEX



                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 ...........      3

         Consolidated Statements of Income for the Three and Six Months Ended
            June 30, 1997 and 1996 .......................................................    4-5

         Consolidated Statement of Stockholder's Equity (Deficit) for the Six Months
            Ended June 30, 1997 ..........................................................      6

         Consolidated Statements of Cash Flows for the Six Months Ended June 30,
            1997 and 1996 ................................................................      7

         Notes to Consolidated Financial Statements ......................................   8-11

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................................  12-13

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings ...............................................................     14

Items 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K ................................................     14

Signatures ...............................................................................     14

Exhibit Index ............................................................................     15

                             ATRIUM COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                                                   JUNE 30,      DECEMBER 31,
                                                                     1997           1996
                                                                   ---------     -----------
                         ASSETS                                 (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .................................     $     108      $     617
   Equity securities - available for sale ....................           117             --
   Accounts receivable, net ..................................        26,799         21,975
   Inventories ...............................................        19,719         13,474
   Prepaid expenses and other current assets .................         1,887          1,765
   Deferred tax asset ........................................         2,367          2,555
                                                                   ---------      ---------
      Total current assets ...................................        50,997         40,386

PROPERTY, PLANT, AND EQUIPMENT, net ..........................        14,279         13,970
GOODWILL, net ................................................        12,088         11,963
DEFERRED FINANCING COSTS, net ................................         5,270          5,173
OTHER ASSETS .................................................         3,716          3,258
                                                                   ---------      ---------
       Total assets ..........................................     $  86,350      $  74,750
                                                                   =========      =========

       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable ..........................................     $  12,910      $   8,528
   Accrued liabilities .......................................         7,589          6,580
                                                                   ---------      ---------
      Total current liabilities ..............................        20,499         15,108

LONG-TERM LIABILITIES:
   Notes payable .............................................       102,447        100,000
   Deferred tax liability ....................................           844            818
                                                                   ---------      ---------
      Total long-term liabilities ............................       103,291        100,818
                                                                   ---------      ---------
      Total liabilities ......................................       123,790        115,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock $.01 par value, 3,000 shares authorized,
      100 shares issued and outstanding ......................            --             --
   Paid-in capital ...........................................        32,335         31,936
   Accumulated deficit .......................................       (69,785)       (73,112)
   Unrealized gain on equity securities - available for sale .            10             --
                                                                   ---------      ---------
      Total stockholder's deficit ............................       (37,440)       (41,176)
                                                                   ---------      ---------
         Total liabilities and stockholder's deficit .........     $  86,350      $  74,750
                                                                   =========      =========

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                1997        1996
                                                              -------     -------
NET SALES ...............................................     $47,431     $40,976
COST OF GOODS SOLD ......................................      29,814      26,798
                                                              -------     -------
   Gross profit .........................................      17,617      14,178

OPERATING EXPENSES:
   Selling, delivery, general and administrative expenses      10,761       8,779
   Stock option compensation expense ....................         151         124
                                                              -------     -------
                                                               10,912       8,903
                                                              -------     -------
Income from operations ..................................       6,705       5,275

INTEREST EXPENSE ........................................       2,813         985
OTHER INCOME (EXPENSE), net .............................       1,092         175
                                                              -------     -------

   Income before income taxes ...........................       4,984       4,465

PROVISION FOR INCOME TAXES ..............................       1,758       1,630
                                                              -------     -------

NET INCOME ..............................................     $ 3,226     $ 2,835
                                                              =======     =======

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                1997        1996
                                                              -------     -------

NET SALES ...............................................     $85,277     $74,405
COST OF GOODS SOLD ......................................      54,379      49,081
                                                              -------     -------
   Gross profit .........................................      30,898      25,324

OPERATING EXPENSES:
   Selling, delivery, general and administrative expenses      20,815      16,167
   Stock option compensation expense ....................         203         248
                                                              -------     -------
                                                               21,018      16,415
                                                              -------     -------
      Income from operations ............................       9,880       8,909

INTEREST EXPENSE ........................................       5,594       2,057
OTHER INCOME (EXPENSE), net .............................       1,037         395
                                                              -------     -------

      Income before income taxes ........................       5,323       7,247

PROVISION FOR INCOME TAXES ..............................       1,886       2,571
                                                              -------     -------

NET INCOME ..............................................     $ 3,437     $ 4,676
                                                              =======     =======

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED STATEMENT OF
                         STOCKHOLDER'S EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)






                                                                                     Unrealized
                                                                                   Gain on Equity
                                              Common Stock                           Securities-      Total
                                             --------------  Paid-in  Accumulated    Available     Stockholder's
                                             Shares  Amount  Capital    Deficit      for Sale         Deficit
                                             ------  ------  -------  -----------  --------------  -------------
Balance, December 31, 1996 .............      100     $-     $31,936   $(73,112)        $--          $(41,176)
  Contributions from Holding ...........       --      -         196         --          --               196
  Distributions to Holding .............       --      -          --       (110)         --              (110)
  Stock option compensation expense ....       --      -         203         --          --               203
  Unrealized gain on equity securities -
    available for sale .................       --      -          --         --          10                10
  Net income ...........................       --      -          --      3,437          --             3,437
                                              ---     --     -------   --------         ---          --------
Balance, June 30, 1997 .................      100     $-     $32,335   $(69,785)        $10          $(37,440)
                                              ===     ==     =======   ========         ===          ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                           1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................     $ 3,437      $ 4,676
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................       1,533          945
      Amortization of deferred financing costs .....................         322          138
      Gain on retirement of assets .................................          (9)          --
      Gain on sale of equity securities ............................          (2)          --
      Stock option compensation expense ............................         203          248
      Deferred tax provision .......................................         214           --
      Changes in assets and liabilities:
         Accounts receivable, net ..................................      (4,824)      (5,176)
         Inventories ...............................................      (6,245)       2,118
         Prepaid expenses and other current assets .................        (122)         529
         Accounts payable ..........................................       4,382        1,741
         Accrued liabilities .......................................       1,009          126
                                                                         -------      -------
            Net cash provided by (used in) operating activities ....        (102)       5,345
                                                                         -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ......................      (1,259)      (1,649)
   Proceeds from sale of assets ....................................          11           --
   Purchases of equity securities ..................................        (480)          --
   Proceeds from sale of equity securities .........................         375           --
   Increase in other assets ........................................      (1,168)      (1,191)
                                                                         -------      -------
      Net cash used in investing activities ........................      (2,521)      (2,840)
                                                                         -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit facility ..................       2,447           --
   Payment of notes payable ........................................          --       (2,654)
   Deferred financing costs ........................................        (419)          51
   Contributions from Holding ......................................         196           --
   Distributions to Holding ........................................        (110)          --
   Capital contributions ...........................................          --           13
                                                                         -------      -------
      Net cash provided by (used in) financing activities ..........       2,114       (2,590)
                                                                         -------      -------

NET DECREASE  IN CASH AND CASH EQUIVALENTS .........................        (509)         (85)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................         617           85
                                                                         -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................     $   108      $    --
                                                                         =======      =======

SUPPLEMENTAL DISCLOSURE:
   Cash paid during the period for:
      Interest .....................................................     $ 4,915      $ 1,961
      Income taxes, net of refunds .................................      (1,229)       2,329

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION:

The unaudited consolidated results of operations of Atrium Companies, Inc. (the "Company") for the three months and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and financial position as of June 30, 1997 and December 31, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 1996, 1995 and 1994 included in the Prospectus dated April 4, 1997 included in the Company's Registration Statement on Form S-4 (Registration No. 333-20095) as filed with the Securities and Exchange Commission ("the Registration Statement"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   EQUITY SECURITIES - AVAILABLE FOR SALE:

Investments in equity securities - available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded in stockholder's equity.


3.   INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following at June 30, 1997:


                    Raw materials ................  $ 15,740
                    Work-in-process ..............       867
                    Finished goods ...............     4,667
                                                    --------
                                                      21,274
                    LIFO reserve .................    (1,555)
                                                    --------
                                                    $ 19,719
                                                    ========

4.   NOTES PAYABLE:

Notes payable consisted of the following at June 30, 1997:


                    Senior subordinated notes ....  $100,000
                    Revolving credit facility ....     2,447
                                                    --------
                                                    $102,447
                                                    ========

5. CONTINGENCIES:

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


6.   OTHER INCOME (EXPENSE), NET:

Other income (expense), net consisted of the following for the three months and six months ended June 30, 1997:


                                                    Three  Months   Six  Months
                                                        Ended          Ended
                                                    June 30, 1997  June 30, 1997
                                                    -------------  -------------
Insurance settlement...........................         $1,193         $1,193
Other..........................................           (101)          (156)
                                                        ------         ------
                                                        $1,092         $1,037
                                                        ======         ======

7.   SUBSIDIARY GUARANTORS:

In connection with the Note offering, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: Vinyl Building Specialties of Connecticut, Inc.
(VBS), Bishop Manufacturing Co. of New York, Inc., Bishop Manufacturing Company, Incorporated (BMC) and Bishop Manufacturing Company of New England, Inc. (collectively, Bishop) and H-R Window Supply, Inc. (H-R) (collectively, the Subsidiary Guarantors). The Company has no nonguarantor direct or indirect subsidiaries. The information presented below is included in the Company's consolidated balance sheets and statements of income for the periods presented except for Bishop for the three months and six months ended June 30, 1996, as it was acquired on September 30, 1996. Effective May 31, 1997, all of the assets and related liabilities (which represented the respective receivables and payables) of H-R were contributed to Atrium Companies, Inc. Subsequent to June 30, 1997, H-R purchased the assets of the Western Window Division of Gentek Building Products, Inc. (see Note 7 - Subsequent Events). Additionally, effective June 30, 1997, VBS was merged with and into BMC. VBS had no assets or operations during 1997 or 1996. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above.

Following is summarized financial information pertaining to these Subsidiary
Guarantors:

H-R Window Supply, Inc.:

                                                   June 30,     December 31,
                                                     1997          1996
                                                 ------------   ------------
Current assets................................     $  --           $ 230
Noncurrent assets.............................        --              --
Current liabilities...........................        --             139
Noncurrent liabilities........................        --              --

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     1997          1996
                                                 ------------   ------------
Net sales......................................   $   190           $    203
Gross profit...................................       128                132
Net income from continuing operations..........        36                 51

                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                     1997           1996
                                                 ------------   ------------
Net sales .....................................   $   450           $   379
Gross profit ..................................       297               239
Net income from continuing operations..........        85                78

Bishop:


                                                   June 30,     December 31,
                                                     1997          1996
                                                 ------------   ------------
Current assets.................................   $ 8,084           $ 7,709
Noncurrent assets..............................    13,331            13,242
Current liabilities............................     1,231               996
Noncurrent liabilities.........................        --                --


                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     1997          1996
                                                 ------------   ------------
Net sales.....................................    $ 3,235           $ 3,306
Gross profit..................................      1,304             1,775
Net income from continuing operations.........        234               700

                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                     1997           1996
                                                 ------------   ------------
Net sales.....................................      $ 5,744         $ 6,231
Gross profit..................................        2,244           3,048
Net income from continuing operations.........          229             979

The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur. As of June 30, 1997, the maximum amount of Senior Indebtedness the Company and its Subsidiary Guarantors collectively, and in the aggregate, could incur was $45,000.

8.       SUBSEQUENT EVENTS:

On June 24, 1997, the Company's parent, Atrium Corporation (Holding), announced the merger of a subsidiary of Holding with and into Ply Gem Industries, Inc. The transaction was valued at approximately $482,000 and under the terms of the agreement, Ply Gem shareholders would receive $18.75 per share in cash. On July 18, 1997, Holding was notified of an intention to terminate the merger agreement as a result of an offer from Nortek, Inc. of $19.50 per share. On July 24, 1997, the merger agreement was terminated.

On July 1, 1997, the Company purchased through its wholly-owned subsidiary, H-R Window Supply, Inc., the assets of the Western Window Division of Gentek Building Products, Inc., located in Anaheim, California. The purchase price was approximately $6,500 and was funded from borrowings under the Company's revolving credit facility. The transaction will be accounted for under the purchase method of accounting.

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

RECENT DEVELOPMENTS

On January 15, 1997, the Company experienced a fire at its Extruders facility located in Wylie, Texas. The fire damaged one of the Company's paint lines related to the painting of extruded metals. This paint line has been repaired and is in normal production. The Company has received $1,147 related to the damaged property and equipment from its respective insurance carrier. The Company also experienced significant increased costs related to the fire and related business interruptions including: direct labor in assuring production was complete, additional delivery expense from shipping to alternative sites, additional scrap related to quality control inefficiencies, and other inefficient production processes. The Company maintains business interruption insurance and, accordingly, submitted a loss claim in May which was settled in July for $1,193. This amount is included in the Company's operations for the three months and six months ended June 30, 1997 (see RESULTS OF OPERATIONS Other Income).

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in significant increases during the peak building season during the second and third quarters of the year. Accordingly, results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of results expected for the full year.

Net Sales. Net Sales increased by $6,455 from $40,976 during the second quarter of 1996 to $47,431 during the second quarter of 1997 and $10,872 from $74,405 during the first six months of 1996 to $85,277 during the first six months of 1997. The increase was primarily due to sales of $4,536 and $7,931 during the second quarter and first six months of 1997, respectively, at the Bishop, Kel-Star and Woodville divisions, all of which were acquired during the second half of 1996. Additionally, the Company experienced slight growth within its core manufacturing divisions, including Atrium Vinyl, which commenced operations during 1995. The sales increases were partially offset by decreases at the Company's distribution operations due to the continued implementation of management's strategy to reduce non-profitable sales and improve overall margins.

Cost of Sales. Cost of sales decreased from 65.4% of sales during the second quarter of 1996 to 62.9% during the second quarter of 1997 and from 66.0% during the first six months of 1996 to 63.8% during the first six months of 1997. The decrease is primarily due to decreases in raw material prices and on-going cost reductions at the Company's Atrium Wood division. During the first six months of 1997, these decreases were partially offset by increased labor due to inefficiencies caused by the January fire at the Company's Extruders division.

Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $1,982 from $8,779 (21.4% of sales during the second quarter of 1996) to $10,761 (22.7% of sales during the second quarter of 1997) and $4,648 from $16,167 (21.7% of sales during the first six months of 1996) to $20,815 (24.4% of sales during the first six months of 1997). The increase is largely due to selling, delivery, general and administrative expenses at the Bishop, Kel-Star and Woodville divisions and amortization expense related to software implementation costs. Additionally, delivery expenses were negatively impacted during the first six months of 1997 as a result of the fire at the Company's Extruders division in January.

Interest Expense. Interest expense increased $1,828 from $985 during the second quarter of 1996 to $2,813 during the second quarter of 1997 and $3,537 from $2,057 during the first six months of 1996 to $5,594 during the first six months of 1997. This increase was due largely to an increase in average outstanding debt. The increase in outstanding debt relates to the $100,000 Senior Subordinated Notes issued in November 1996.

Other Income. Other income for the second quarter and the first six months of 1997 includes an insurance settlement of $1,193. This settlement with the Company's insurance carrier resulted from the business interruption portion of the Company's insurance claim filed as a result of the January fire at the Company's Extruders division.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $20,000 revolving credit facility with Bankers Trust which expires March 2002. Borrowings under the credit facility were $2,447 at June 30, 1997, excluding outstanding letters of credit, which totaled $400. Letters of credit secure workers compensation benefit payments and certain other obligations. Because of the seasonal nature of the business, the Company's borrowing requirements are traditionally highest during the second quarter. At June 30, 1997 the Company had additional borrowing capacity under the credit facility of $17,153.

Cash used in operations was $102 during the first six months of 1997 as compared to cash provided by operations of $5,345 during the first six months of 1996. The decrease in cash provided by operations during the first six months of 1997 was primarily due to increased inventories and decreased net income, which resulted from higher interest expense.

Capital expenditures totaled $1,259 during the first six months of 1997, compared to $1,649 during the first six months of 1996. Capital expenditures during the 1997 period were primarily used to increase capacity of and further automate its window manufacturing plants.

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

     (b)  Reports on Form 8-K

          On July 24, 1997, the Company filed a report on Form 8-K regarding the definitive merger agreement to acquire Ply Gem Industries in accordance with Item 5.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ATRIUM COMPANIES, INC.
                                      (Registrant)


Date:  August 14, 1997                By:  /s/ Jeff L. Hull
       -----------------                 ------------------------------------
                                         Jeff L. Hull
                                         Chief Financial Officer and Secretary
                                         (Principal Financial Officer)


Date:  August 14, 1997                By:  /s/ Eric W. Long
       -----------------                 ------------------------------------
                                         Eric W. Long
                                         Corporate Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit                       Description
-------                 -----------------------
  27                    Financial Data Schedule