Form 10-Q
period 1997-09-30
ATRIUM COMPANIES INC
filed 1997-11-14
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1997

                                       OR


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934





For the transition period from   ____________________ to ________________

Commission File Number:                   333-20095






                             ATRIUM COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)






        DELAWARE                                                75-2642488
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


   1341 W. MOCKINGBIRD LANE, SUITE 1200W, DALLAS, TEXAS 75247, (214) 630-5757
--------------------------------------------------------------------------------


        (Address of principal executive offices, including zip code and telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X     No
                                                   -----      ------

                             ATRIUM COMPANIES, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX



                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of  September 30, 1997 and December 31, 1996....................       3

         Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 1997 and 1996........................................................     4-5

         Consolidated Statement of Stockholder's Equity (Deficit) for the Nine Months
                     Ended September 30, 1997...........................................................       6

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                     1997 and 1996......................................................................       7

        Notes to Consolidated Financial Statements......................................................    8-10


Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of  Operations.........................................................   11-12


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings..............................................................................      13

Items 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K...............................................................      13

Signatures..............................................................................................      13

Exhibit Index...........................................................................................      14

                           ATRIUM COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                                       1997             1996
                                                                                                   -------------   ----------------
                                   ASSETS                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ................................................................     $       1      $     617

     Equity securities - available for sale....................................................            96          --

     Accounts receivable, net .................................................................        28,508         21,975
     Inventories ..............................................................................        20,608         13,474
     Prepaid expenses and other current assets ................................................           786          1,765
     Deferred tax asset .......................................................................         2,367          2,555
                                                                                                    ---------      ---------
        Total current assets ..................................................................        52,366         40,386

PROPERTY, PLANT, AND EQUIPMENT, net ...........................................................        15,892         13,970
GOODWILL, net .................................................................................        14,876         11,963
DEFERRED FINANCING COSTS, net .................................................................         5,116          5,173
OTHER ASSETS ..................................................................................         3,573          3,258
                                                                                                    ---------      ---------
        Total assets ..........................................................................     $  91,823      $  74,750
                                                                                                    =========      =========

             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable .........................................................................     $  12,780      $   8,528
     Accrued liabilities ......................................................................        10,216          6,580
                                                                                                    ---------      ---------
        Total current liabilities .............................................................        22,996         15,108

LONG-TERM LIABILITIES:
     Notes payable ............................................................................       102,961        100,000
     Deferred tax liability ...................................................................           844            818
                                                                                                    ---------      ---------
           Total long-term liabilities ........................................................       103,805        100,818
                                                                                                    ---------      ---------
           Total liabilities ..................................................................       126,801        115,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
     Common stock $.01 par value, 3,000 shares authorized,
        100 shares issued and outstanding .....................................................          --             --
     Paid-in capital ..........................................................................        32,387         31,936

     Accumulated deficit ......................................................................       (67,354)       (73,112)

     Unrealized loss on equity securities - available for sale ................................           (11)          --
                                                                                                    ---------      ---------
           Total stockholder's deficit ........................................................       (34,978)       (41,176)
                                                                                                    ---------      ---------
                 Total liabilities and stockholder's deficit ..................................     $  91,823      $  74,750
                                                                                                    =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               1997         1996
                                                                             --------     --------
NET SALES ..............................................................     $ 54,516     $ 38,641
COST OF GOODS SOLD .....................................................       35,276       24,801
                                                                             --------     --------
     Gross profit ......................................................       19,240       13,840


OPERATING EXPENSES:
     Selling, delivery, general and administrative expenses ............       12,300        8,684
     Stock option compensation expense .................................           52          122
                                                                             --------     --------
                                                                               12,352        8,806
                                                                             --------     --------
        Income from operations .........................................        6,888        5,034


INTEREST EXPENSE .......................................................        2,947          943

OTHER INCOME (EXPENSE), net ............................................           89         (105)
                                                                             --------     --------


        Income before income taxes .....................................        4,030        3,986

PROVISION FOR INCOME TAXES .............................................        1,599        1,447
                                                                             --------     --------

NET INCOME .............................................................     $  2,431     $  2,539
                                                                             ========     ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                              1997         1996
                                                                            --------     --------
NET SALES .............................................................     $139,793     $113,046
COST OF GOODS SOLD ....................................................       89,656       73,882
                                                                            --------     --------
     Gross profit .....................................................       50,137       39,164


OPERATING EXPENSES:
     Selling, delivery, general and administrative expenses ...........       33,114       24,851
     Stock option compensation expense ................................          255          370
                                                                            --------     --------
                                                                              33,369       25,221
                                                                            --------     --------
        Income from operations ........................................       16,768       13,943

INTEREST EXPENSE ......................................................        8,542        3,000

OTHER INCOME (EXPENSE), net ...........................................        1,127          291
                                                                            --------     --------


        Income before income taxes ....................................        9,353       11,234

PROVISION FOR INCOME TAXES ............................................        3,485        4,018
                                                                            --------     --------

NET INCOME ............................................................     $  5,868     $  7,216
                                                                            ========     ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                            CONSOLIDATED STATEMENT OF
                         STOCKHOLDER'S EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                     Unrealized
                                                                                                   Loss on Equity
                                                      Common Stock                                  Securities-         Total
                                                   ------------------      Paid-in    Accumulated    Available       Stockholder's
                                                   Shares      Amount       Capital      Deficit      For Sale         Deficit
                                                   ------      ------      --------   ------------  -------------    -------------
Balance, December 31, 1996 ...................        100     $   --       $ 31,936     $(73,112)     $   --            $(41,176)
   Contributions from Holding ................         --         --            196           --          --                 196
   Distributions to Holding ..................         --         --             --         (110)         --                (110)
   Stock option compensation expense .........         --         --            255           --          --                 255
   Unrealized loss on equity securities -
      available for sale .....................         --         --             --           --         (11)                 (11)
   Net income ................................         --         --             --        5,868          --                5,868
                                                   ------     --------     --------     --------      -------             -------
Balance, September 30, 1997 ..................        100     $   --       $ 32,387     $(67,354)     $   (11)           $(34,978)
                                                   ======     ========     ========     ========      =======             =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   1997          1996
                                                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ............................................................................     $  5,868      $  7,216
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .......................................................        2,384         1,473
       Amortization of deferred financing costs ..............................................        482           207
       Stock option compensation expense ...................................................          255           370
       Gain on retirement of assets ........................................................           (9)           (7)
       Gain on sale of equity securities ...................................................           (2)         --
       Deferred tax provision ..............................................................          214          --
        Changes in assets and liabilities:
           Accounts receivable, net ........................................................       (4,773)       (3,833)
           Inventories .....................................................................       (5,761)          203
           Prepaid expenses and other current assets .......................................        1,020           692
           Accounts payable ................................................................        3,756           503
           Accrued liabilities .............................................................        3,056           285
                                                                                                 --------      --------
              Net cash provided by operating activities ....................................        6,490         7,109
                                                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES: ......................................................
     Purchases of property, plant and equipment ............................................       (2,326)       (2,060)
     Proceeds from sale of assets ..........................................................           15             8
     Payment for acquisition, net of cash acquired .........................................       (6,505)      (10,199)
     Purchases of equity securities ........................................................         (480)         --
     Proceeds from sale of equity securities ...............................................          375          --
     Increase in other assets ..............................................................         (807)       (1,692)
                                                                                                 --------      --------
        Net cash used in investing activities ..............................................       (9,728)      (13,943)
                                                                                                 --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility ........................................        2,961         7,740
     Proceeds from issuance of note payable ................................................         --           6,000
     Payment of note payable ...............................................................         --          (6,759)
     Deferred financing costs ..............................................................         (425)           91
     Contributions from Holding ............................................................          196          --
     Distributions to Holding ..............................................................         (110)         --
     Capital contribution ..................................................................         --              13
                                                                                                 --------      --------
        Net cash provided by financing activities ..........................................        2,622         7,085
                                                                                                 --------      --------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS ......................................         (616)          251
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................          617            85
                                                                                                 --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................     $      1      $    336
                                                                                                 ========      ========

SUPPLEMENTAL DISCLOSURE:
     Cash paid during the period for:

        Interest ...........................................................................     $  5,069      $  2,581
        Income taxes, net of refunds .......................................................        1,512         5,248

     Noncash activities:

        Common stock issued by Holding for acquisition .....................................     $   --        $  5,000


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

The unaudited consolidated results of operations of Atrium Companies, Inc. (the "Company") for the three months and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and financial position as of September 30, 1997 and December 31, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 1996, 1995 and 1994, included in the Prospectus dated April 4, 1997 included in the Company's Registration Statement on Form S-4 (Registration No. 333-20095) as filed with the Securities and Exchange Commission ("the Registration Statement"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.


2.       EQUITY SECURITIES - AVAILABLE FOR SALE:

Investments in equity securities - available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded in stockholder's equity.


3.       INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following at September 30, 1997:



         Raw materials ........    $ 17,296
         Work-in-process ......         696
         Finished goods .......       4,229
                                   --------
                                     22,221
         LIFO reserve .........      (1,613)
                                   --------
                                   $ 20,608
                                   ========


4.       NOTES PAYABLE:

Notes payable consisted of the following at September 30, 1997:


         Senior subordinated notes ....    $100,000
         Revolving credit facility ....       2,961
                                           --------
                                           $102,961
                                           ========

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


6.       OTHER INCOME (EXPENSE), NET:

Other income (expense), net consisted of the following for the three months and nine months ended September 30, 1997:

                                    Three Months            Nine Months
                                        Ended                  Ended
                                  September 30, 1997     September 30, 1997
                                  ------------------     ------------------
Insurance settlement ......            $  --                 $ 1,193
Other .....................                 89                   (66)
                                       -------               -------
                                       $    89               $ 1,127
                                       =======               =======



7.       SUBSIDIARY GUARANTORS:

In connection with the Note offering, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: Vinyl Building Specialties of Connecticut, Inc.
(VBS), Bishop Manufacturing Co. of New York, Inc., Bishop Manufacturing Company, Incorporated (BMC) and Bishop Manufacturing Company of New England, Inc. (collectively, Bishop) and H-R Window Supply, Inc. (H-R) (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The information presented below is included in the Company's consolidated financial statements for the periods presented except for the results of operations of Bishop for the three months and nine months ended September 30, 1996, as it was acquired on September 30, 1996. Effective May 31, 1997, all of the assets and related liabilities (which represented the respective receivables and payables) of H-R were contributed to Atrium Companies, Inc. Effective July 1, 1997, H-R purchased the assets of the Western Window Division of Gentek Building Products, Inc. (Note 8 - Acquisition). The results of operations from the purchase of these assets are included since the date of acquisition. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

Following is summarized financial information pertaining to these Subsidiary
Guarantors:


                                September 30,   December 31,
                                    1997             1996
                                -------------   ------------
Current assets .............      $6,999            7,939
Noncurrent assets ..........      17,212           13,242
Current liabilities ........       2,266            1,135
Noncurrent liabilities .....        --               --

                                               Three Months Ended September 30,
                                               --------------------------------
                                                 1997                  1996
                                               --------------------------------
Net sales ................................     $7,085                $4,330
Gross profit .............................      2,862                 1,919
Net income from continuing operations ....        555                   870


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                  1997                1996
                                                -------------------------------
Net sales ................................       $13,279            $10,781
Gross profit .............................         5,402              5,440
Net income from continuing operations ....           869              2,007


The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur. As of September 30, 1997, the maximum amount of Senior Indebtedness the Company and its Subsidiary Guarantors collectively, and in the aggregate, could incur was $45,000.


8.       ACQUISITION:

On July 1, 1997, the Company purchased through its wholly-owned subsidiary, H-R Window Supply, Inc., the assets of the Western Window Division of Gentek Building Products, Inc., located in Anaheim, California. The purchase price was approximately $6,505 and was funded from borrowings under the Company's revolving credit facility. The transaction was accounted for under the purchase method of accounting. The preliminary purchase price allocation is as follows:

Current assets                            $     3,173
Noncurrent assets                               1,156
Goodwill                                        3,252
                                          -----------
                                                7,581
Less: liabilities assumed                       1,076
                                          -----------
Purchase price                            $     6,505
                                          ===========

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


RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in significant increases during the peak building season during the second and third quarters of the year. Accordingly, results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of results expected for the full year.

Net Sales. Net sales increased by $15,875 from $38,641 during the third quarter of 1996 to $54,516 during the third quarter of 1997 and $26,747 from $113,046 during the first nine months of 1996 to $139,793 during the first nine months of 1997. The increase was primarily due to the increase in sales of $8,530 and $16,461 during the third quarter and first nine months of 1997, respectively, at the Bishop, Kel-Star and Woodville divisions, all of which were acquired during the second half of 1996, and the Atrium-West Coast division, acquired from Gentek Building Products, effective July 1, 1997. Additionally, the Company experienced slight growth at its distribution centers and within its core manufacturing divisions, including significant growth at Atrium Wood, which was awarded a national patio door sales contract during the second quarter of 1997.

Cost of Sales. Cost of sales increased from 64.2% of sales during the third quarter of 1996 to 64.7% during the third quarter of 1997 and decreased from 65.4% during the first nine months of 1996 to 64.1% during the first nine months of 1997. The increase in the third quarter is primarily due to slight decreases in raw material prices and on-going cost reductions at the Company's Atrium Wood division, which were offset by start-up inefficiencies at Kel-Star. The decrease during the first nine months of 1997 is a result of declines in raw material prices.

Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $3,616 from $8,684 (22.5% of sales during the third quarter of 1996) to $12,300 (22.6% of sales during the third quarter of 1997) and $8,263 from $24,851 (22.0% of sales during the first nine months of 1996) to $33,114 (23.7% of sales during the first nine months of
1997). The increase is largely due to selling, delivery, general and administrative expenses at the Bishop, Kel-Star, Woodville and Atrium-West Coast divisions and amortization expense related to software implementation costs. Additionally, delivery expenses were negatively impacted during the first nine months of 1997 as a result of the fire at the Company's Extruders division in January.

Interest Expense. Interest expense increased $2,004 from $943 during the third quarter of 1996 to $2,947 during the third quarter of 1997 and $5,542 from $3,000 during the first nine months of 1996 to $8,542 during the first nine months of 1997. This increase was due largely to an increase in average outstanding debt. The increase in outstanding debt relates to the $100,000 Senior Subordinated Notes issued in November 1996.

Other Income. Other income for the first nine months of 1997 includes an insurance settlement of $1,193. This settlement with the Company's insurance carrier resulted from the business interruption portion of the Company's insurance claim filed as a result of the January fire at the Company's Extruders division.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $20,000 revolving credit facility with Bankers Trust which expires March 2002. Borrowings under the credit facility were $2,961 at September 30, 1997, excluding outstanding letters of credit, which totaled $600. Letters of credit secure workers compensation benefit payments and certain other obligations. Because of the seasonal nature of the business, the Company's borrowing requirements are traditionally highest during the second and third quarters. At September 30, 1997 the Company had additional borrowing capacity under the credit facility of $16,439.

Cash provided from operations was $6,490 during the first nine months of 1997 as compared to cash provided by operations of $7,109 during the first nine months of 1996. The decrease in cash provided by operations during the first nine months of 1997 was primarily due to decreased net income, which resulted from higher interest expense.

Capital expenditures totaled $2,326 during the first nine months of 1997, compared to $2,060 during the first nine months of 1996. Capital expenditures during the 1997 period were primarily used to increase capacity of and further automate the Company's extrusion and window manufacturing plants.

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

                  None.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ATRIUM COMPANIES, INC.
                                       (Registrant)

Date:  November 13, 1997               By:  /s/ Jeff L. Hull
      -----------------------             -----------------------------------
                                          Jeff L. Hull
                                          Chief Financial Officer and Secretary
                                         (Principal Financial Officer)


Date:  November 13, 1997               By:  /s/ Eric W. Long
      -----------------------             -----------------------------------
                                          Eric W. Long
                                          Corporate Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number              Description
-------             -----------
 27                 Financial Data Schedule