Form 10-K
period 1997-12-31
ATRIUM COMPANIES INC
filed 1998-03-31
CIK 1029336

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

(Mark one)
[X]   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 1997.

                                       or

[ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ____________.


                        Commission File Number 333-20095

                                 --------------

                             ATRIUM COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

                                 --------------

           DELAWARE                                         75-2642488
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification Number)

                     1341 W. MOCKINGBIRD LANE, SUITE 1200W
                              DALLAS, TEXAS 75247
               (Address of executive offices, including zip code)
                                 (214) 630-5757
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) and (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant - NONE

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 25, 1998, the registrant had 100 shares of Common Stock, par value $.01 per share outstanding.

================================================================================

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                                 1997 FORM 10-K

                                TABLE OF CONTENTS



            ITEM NO.                                  DESCRIPTION                                                           PAGE
            --------                                  -----------                                                           ----

                                                        PART I

          Item  1. Business.................................................................................................  3
          Item  2. Properties...............................................................................................  8
          Item  3. Legal Proceedings............................................. ..........................................  9
          Item  4. Submission of Matters to a Vote of Security Holders......................................................  9


                                                       PART II

          Item  5. Market for Registrant's Common Equity and Related Stockholder Matters....................................  9
          Item  6. Selected Financial Information...........................................................................  9
          Item  7. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.....................................................................................10
          Item  8. Financial Statements and Supplementary Data.............................................................. 14
          Item  9. Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure......................................................................................14

                                                       PART III

          Item 10. Directors and Executive Officers of the Registrant....................................................... 14
          Item 11. Executive Compensation................................................................................... 17
          Item 12. Security Ownership of Certain Beneficial Owners and  Management.......................................... 19
          Item 13. Certain Relationships and Related Transactions........................................................... 20

                                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................... 23
          Signatures........................................................................................................ 23


                                     PART I

ITEM 1.           BUSINESS

         Atrium Companies, Inc. (the "Company"), founded in 1948 as Lumberman Sash & Door Co., is a leading vertically-integrated domestic manufacturer and distributor of a full line of residential windows and doors. The Company began manufacturing operations in 1953 and was renamed Fojtasek Companies, Inc. in 1988. On July 3, 1995, the Company completed an equity recapitalization transaction with Heritage Partners Inc. (the "Heritage Transaction"), in which Fojtasek Companies, Inc. became a wholly-owned subsidiary of the newly-formed FCI Holding Corp. Heritage Fund I, L.P., an equity investment fund, purchased 67.9% of FCI Holding Corp.'s outstanding common stock (representing 49.8% of its outstanding voting common stock). On November 8, 1996, Fojtasek Companies, Inc., a Texas corporation was merged with and into FCI Holding Corp. Following the merger, the surviving Delaware corporation, with corporate headquarters in Dallas, was renamed Atrium Companies, Inc., a direct wholly-owned subsidiary of Atrium Corporation ("Holding"), which serves as a non-operational holding company. On November 27, 1996, the Company completed an equity recapitalization transaction with Hicks Muse Tate & Furst ("Hicks Muse"), a private investment firm based in Dallas, New York, St. Louis and Mexico City (the "Hicks Muse Transaction"). In the transaction, affiliates of Hicks Muse purchased newly issued shares representing 82% of Atrium Corporation's outstanding stock, with Heritage and the Company's officers holding the remainder.

         The Company originally focused on the manufacturing of aluminum and wood windows and doors. Over time, the Company augmented its original product line with vinyl windows and doors. The Company's divisions initially included Atrium Aluminum Products ("Atrium Aluminum", formerly Skotty Aluminum Products), Atrium Door & Window Company ("Atrium Wood") and Extruders ("Extruders"). Subsequently, the Company started new divisions such as Atrium Door and Window Distributors of Arizona in 1979 ("ADW Arizona"), North Texas Die & Tool in 1989, Atrium Door and Window Distributors of Texas in 1994 ("ADW Texas") and Atrium Vinyl Windows ("Atrium Vinyl") in 1995. Through acquisitions, the Company added H-R Windows in 1988 ("H-R"), Dow-Tech Plastics ("Dow Tech") in 1990, Atrium Door and Window Distributors of Nevada ("ADW Nevada") in 1994 to its operations. The Company also recently acquired Kel-Star Building Products ("Kel-Star"), Woodville Extruders ("Woodville Extruders"), Atrium Door and Window Company of the Northeast ("ADW Northeast" formerly the merged companies of Bishop Manufacturing Company, Incorporated and Vinyl Building Specialties Connecticut, Inc.), Atrium Door and Window Company of New England ("ADW New England" formerly Bishop Manufacturing Company of New England, Inc.) and Atrium Door and Window Company of New York ("ADW New York" formerly Bishop Manufacturing Co. of New York, Inc.) in 1996, Atrium Door and Window Company - West Coast ("ADW West Coast" formerly H-R Window Supply doing business as Gentek Building Products) in 1997 and Masterview Window Company, LLC ("Masterview") in 1998.

         The Company is one of a limited number of window and door manufacturers that offers a diversified product line consisting of aluminum, vinyl and wood products. While the Company has sales throughout the United States, its windows and doors are manufactured and marketed primarily in the Southwest, South and Southeast regions of the country. More recently, as a result of acquisitions, the Company has developed a presence in the Northeast and Western regions of the country. The Company's ten-state "Primary Market," consisting of Alabama, Arizona, California, Florida, Georgia, Louisiana, Nevada, Oklahoma, Tennessee, and Texas, accounted for approximately 77% of the Company's 1997 revenues. The Primary Market includes some of the fastest growing residential housing markets in the United States and accounts for approximately 45% of total national housing starts and almost a third of total nationwide unit window sales. During the period from 1992 to 1997, unit sales of windows in the Company's Primary Market increased at a compounded annual growth rate ("CAGR") of 7.0%, almost 20% faster than sales growth for the rest of the country.

         Historically, the Company has emphasized the sale of aluminum windows and doors because they are the products of choice and regional standard within the Company's Primary Market. In 1997, it is estimated that aluminum windows accounted for 72.8% of residential new construction window units and 47.0% of residential remodel/replacement window units within the Company's Primary Market, compared to 44.1% and 27.7%, respectively, on a national basis. The preference for aluminum over vinyl and wood in the Company's Primary Market is attributable to aluminum's lower cost, greater durability, ease of installation, lack of unnecessary service callbacks and lower maintenance requirements, as well as a reduced need for thermal efficiency in moderate Southern climates.

         While the Company sells its products in all the states of the contiguous United States, its focus has historically been on its Primary Market, a region that provides the Company with a broad, diversified and rapidly-growing market base. The sales in states within the Company's Primary Market have grown at a significantly faster rate than the rest of the country, and are forecasted to continue to do so. The Company maintains a diversified product line that comprises aluminum, vinyl and wood windows and doors. This full line allows the Company to differentiate itself from its competition, leverage its distribution system and ensure that it is well positioned to capture and benefit from any shifts in product preference.

         The Company's vertically-integrated operations include aluminum and non-rigid vinyl extrusion, window and door fabrication and distribution. The Extruders and Woodville Extruders divisions provide the Company's fabrication facilities with aluminum extrusions, and the Dow-Tech division extrudes non-rigid vinyl extrusions used in window and door manufacturing. The Company's extrusion operations also sell extrusions to third parties. By extruding aluminum and vinyl components in-house, the Company is able to secure a low-cost, reliable source of extrusions, control product quality and reduce inventory levels.

         The Company fabricates and distributes a broad line of aluminum, vinyl and wood windows and doors at eight fabrication facilities in California, Connecticut, Massachusetts and Texas, as well as at distribution centers in Arizona and Nevada. The Atrium Wood division fabricates the Company's wood products. The Company's vinyl products are made by the Atrium Vinyl division, ADW West Coast, ADW Northeast and ADW New England subsidiaries. The Company produces aluminum windows at Atrium Aluminum, as well as at its H-R and Kel-Star divisions. The Company will also produce aluminum products at the facility in Phoenix acquired as part of the Masterview acquisition in March of 1998. Window products include single-hung and double-hung windows, sliders, casements and specialty windows such as half rounds, transoms and ellipticals. Door products include center-hinge patio doors, French patio doors and sliding patio doors.

         The Company owns and operates eight Distribution Centers, consisting of ADW Arizona and ADW Nevada, both of which also assemble some of the products they distribute, and ADW Texas, H-R Window Distributors ("H-R Distributors"), ADW New York and ADW West Coast (three Centers). ADW Arizona and ADW Nevada carry Atrium products and sell directly to homebuilders in their respective regions. ADW Texas sells Atrium products and distributes directly to large homebuilders in Texas. H-R Distributors sells directly to large homebuilders in Texas. ADW New York markets Atrium products primarily to remodelers and contractors within a seven-state region in the Northeast. The three ADW West Coast facilities market to remodelers and contractors in the California, Utah and Pacific Northwest regions.

         Sales & Marketing: The Company markets its products through a sales force consisting of approximately 50 salaried and commissioned sales representatives and approximately 100 independent commissioned sales representatives, as well as Company customer service representatives. A sales manager, direct sales representatives and independent representatives support each of the Company's divisions. The sales managers coordinate marketing activities among both Company and independent representatives. Company sales representatives focus primarily on direct sales to homebuilders, remodelers and contractors, while independent sales representatives sell to DIY (do-it-yourself) home centers, lumberyards and wholesalers. In general, independent sales representatives carry the Company's window and door products on an exclusive basis, although they may carry other building products from other manufacturers.

         The Company believes that customer service plays a key role in the marketing process. On-time delivery of products, order fill rate, consistency of service and flexibility in meeting changing customer requirements have made it possible for the Company to build a large and loyal customer base. The Company distributes its windows and doors through (i) one-step distribution to major retail DIY home centers, lumberyards and the Company's Distribution Centers,
(ii) two-step distribution to wholesalers who resell to DIY home centers and lumberyards and (iii) direct sales to homebuilders (of both single-family and multi-family housing), remodelers and contractors. The Company uses these multiple distribution channels and brand names to maximize market penetration.

INDUSTRY OVERVIEW

         In 1997, the U.S. residential window and door expenditures reached approximately $8.5 billion. The domestic window market has grown more than 33% in unit sales over the last five years, and has outpaced the growth in the domestic building materials industry. F.W. Dodge estimates that sales of window units will reach 59.7 million by 2002. The residential window industry can be divided into two end-use segments: new construction (an estimated 17.0 million window shipments in 1997) and repair/remodeling (approximately 41.1 million windows sold in 1997). Expenditures in the Company's Primary Market are more balanced between new construction and repair and remodeling, due to the relatively new age of the housing stock and the ensuing high growth in housing starts in the South, Southeast and Southwest regions. The percentage of total window units made of aluminum, wood or vinyl varies by region.

Aluminum

         In the Company's Primary Market, aluminum windows are the products of choice and regional standard because of their low cost, durability and suitability to warm climates. Because aluminum is the least expensive window alternative, homebuilders generally prefer aluminum to control costs, as a home buyer is not generally willing to pay for the increased cost of vinyl or wood. Aluminum is not utilized as frequently in homes in the North and the Northeast regions of the United States due to historical architectural trends and the superior insulating qualities of wood and vinyl windows.

Vinyl

         Vinyl windows represent the middle price point of windows. Vinyl windows have thermal efficiency characteristics that approach those of wood windows, but some homeowners do not consider them as aesthetically pleasing. Historically, vinyl windows have not been as popular as aluminum windows in warmer climates such as those found in the Company's Primary Market because of the increased cost of vinyl and because early vinyl windows suffered from ultra violet degradation, which caused the vinyl to become brittle after prolonged exposure to the sun. However, in recent years, advances in plastics have increased the quality and durability of vinyl windows.

Wood

         Wood is the most thermally efficient window material, however, it is the most expensive and requires the greatest amount of maintenance. Unit sales of aluminum-clad and vinyl-clad wood windows, which are classified as wood, have grown so that, overall, the wood window market share has been stable for the last several years. In clad windows, composite materials such as aluminum, vinyl, fiberglass or industrial coating are applied to the exterior of the window frame so that the frame inside the house has the desired aesthetics while the exterior frame has the desired durability or insulating features. Due to maintenance issues surrounding all-wood windows, the Company believes that the trend towards aluminum- and vinyl-clad wood windows and composite frame materials will continue.

COMPETITION

         The residential window and door industry is highly fragmented. With few exceptions, competitors are privately-owned, regional companies with sales under $100 million. The Company's major competitors throughout its Primary Market for the sale of aluminum windows are Alenco, a division of Reliant Building Products, and Caradon Better-Bilt Inc. In addition, the Company competes with various other companies in specific regions within its Primary Market.

         In the vinyl window and door segment, there is no large dominant manufacturer of vinyl windows that operates on a national basis. Small regional manufacturers that compete on a local and regional basis characterize the segment. Historically, demand for vinyl windows and doors has been concentrated in the cooler regions of the United States. The Company's major competitors for the sale of vinyl windows are SilverLine Building Products and Milgard Manufacturing Inc. In addition, the Company competes with a number of regional manufacturers that sell directly to vinyl contractors.

         In the wood window and door segment of the industry, two large manufacturers, Andersen Corporation and Pella Corporation, sell premium products on a national basis. The Company's wood windows and doors are sold at a medium price point throughout the United States. The Company has many competitors in the wood window and door segment, including Kolbe & Kolbe Millwork Co. Inc. and Hurd Millwork Co. Inc.


MANAGEMENT INFORMATION SYSTEMS

         The Company uses a variety of hardware and software technologies in its operations. Mainframe computer systems are utilized to operate its accounting and certain manufacturing systems. The Company has completed its assessment of the effect of Year 2000 on its management information systems and is currently Year 2000 compliant with respect to substantially all of its systems. The Company does not expect any material future expenditures will be required in order to become fully Year 2000 compliant on all systems.


EMPLOYEES

         The Company employs approximately 1,885 persons, of whom approximately 1,835 are employed at the extrusion, manufacturing and distribution locations and 50 are employed at headquarters. Approximately 1,100 of the Company's hourly employees are covered by collective bargaining agreements. The Company entered into collective bargaining agreements in 1995 with the United Needle and Industrial Trade Employee Union, SWRJB, ACTWU, AFL-CIO-CLC, covering certain employees at its Atrium Aluminum, H-R, Atrium Wood and Extruders manufacturing facilities, all of which expire on May 20, 1998.

         In addition, the Company has collective bargaining agreements for its Kel-Star operations with The Sheet Metal International Association Local Union No. 54, due to expire on September 30, 2001. The Company also has an agreement with Local Union 2743, Southern Council of Industrial Workers, Chartered By United Brotherhood of Carpenters and Joiners of America, AFL/CIO, for its Woodville Extruders operations, due to expire on October 6, 2001. The Company anticipates that all such collective bargaining agreements will be extended and renegotiated in the ordinary course of business. There are no union affiliations in connection with the ADW Northeast, ADW West Coast, Dow-Tech, and Masterview facilities or with any of the distribution centers. The Company believes that its relationship with its employees is satisfactory.


INFLATION AND RAW  MATERIALS

         During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on the Company's results of operations. The Company purchases raw material, including aluminum, glass, wood and vinyl, that are subject to fluctuations in price that may not reflect the rate of general inflation. These materials fluctuate in price based on supply and demand. Historically, there have been periods of significant and rapid aluminum and wood price changes, both upward and downward, with a concurrent short-term impact on the Company's operating margins. The Company has historically mitigated the effects of these fluctuations over the long-term by passing through price increases to its customers. The Company also enters into forward commitments for aluminum billet to hedge against price changes. See financial statement footnotes for forward commitments at December 31, 1997. The primary raw materials used in the production of the Company's windows and doors are readily available and are procured from numerous suppliers. Currently, wood is purchased primarily from a single source, but is available from alternative sources.


SEASONALITY AND CYCLICALITY

         The Company's business is seasonal. The warmer months generally allow for a higher level of building, generating a higher level of sales for the Company. Consequently, the second and third calendar quarters have traditionally represented the highest level of sales during the year. Demand in the window and door manufacturing industry is influenced by new home construction activity and the demand for replacement products. Trends in the housing sector (the most important of which to the Company is new housing starts in its Primary Market) directly impact the financial performance of the Company. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, consumer confidence, consumer credit, interest rates and migration of the inter/intra U.S. population have a direct impact on the Company.


BACKLOG AND MATERIAL CUSTOMERS

         The Company has no material long-term contracts. Orders are generally filled within 7 days of receipt. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products, and the backlog is not necessarily indicative of the level of future revenue. For the year ended December 31, 1997, no customer accounted for more than 10% or more of the Company's sales.


GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

         The Company is subject to numerous federal and state statutes and regulations relating to, among other things, air and water quality, the discharge of materials into the environment and safety and health issues. The Company does not expect compliance with such provisions to have a material impact on the Company's earnings or competitive position in the foreseeable future. Additionally, no significant capital expenditures are anticipated related to compliance with such provisions.

         The Company is involved in various stages of investigation and cleanup relative to environmental protection matters, some of which relate to waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to: the uncertainty as to the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of recovery; and the questionable level of the Company's involvement. The Company is a named party in several government enforcement and private actions associated with old waste disposal sites, some of which are on the U.S. Environmental Protection Agency's Superfund priority list. These actions seek cleanup cost and, in some cases, damages for alleged personal injury or property damage. The Company does not believe, based upon the information available at this time, that the outcome of the matters discussed above will have a material adverse effect on the Company's financial condition, results of operations or liquidity.


TRADEMARKS AND PATENTS

         The Company has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed.

ITEM 2.           PROPERTIES

         The Company's operations are conducted at the owned or leased facilities described below:

                                                                                        CAPACITY
                                                                                        (SQUARE           OWNED/
LOCATION                                PRINCIPAL USE                                     FEET)           LEASED
--------                     -------------------------------------------------          --------          ------

Dallas, Texas                Fabrication (H-R Windows)                                   186,000
                             Fabrication (Atrium Door & Window Company)                  266,000
                             Fabrication (Atrium Vinyl Windows)                           90,000
                                                                                       ---------
                                                                                         542,000          Leased*

Irving, Texas                Fabrication (Atrium Aluminum Products)                      147,218
                             Extrusion (North Texas Die & Tool)                            1,400
                                                                                       ---------
                                                                                         148,618          Owned

Irving, Texas                Distribution (Atrium Door & Window                           22,000
                             Distributors of Texas)
                             Fabrication (Atrium Aluminum Products)                       98,000
                                                                                       ---------
                                                                                         120,000          Owned

Wylie, Texas                 Extrusion (Extruders)                                       100,000          Owned

Carrollton, Texas            Extrusion (Dow-Tech Plastics)                                25,200          Leased

Phoenix, Arizona             Distribution (Atrium Door & Window
                             Distributors of Arizona)                                     44,743          Leased

Las Vegas, Nevada            Distribution (Atrium Door & Window
                             Distributors of Nevada)                                      30,400          Leased

Woodville, Texas             Fabrication (Kel-Star Building Products)                    180,000
                             Extrusion (Woodville Extruders)                             120,000
                                                                                       ---------
                                                                                         300,000          Leased

San Antonio, Texas           Distribution (H-R Distributors)                              15,500          Leased

Anaheim, California          Fabrication (Atrium Door & Window Company - West Coast)      55,000          Leased

Union City, California       Distribution (Atrium Door & Window Company - West Coast)     12,000          Leased

Portland, Oregon             Distribution (Atrium Door & Window Company - West Coast)     12,000          Leased

Salt Lake City, Utah         Distribution (Atrium Door & Window Company - West Coast)     12,000          Leased

Clinton,                     Fabrication (Atrium Door & Window Company
  Massachusetts              of New England)                                              31,000          Owned

Bridgeport, Connecticut      Fabrication (Atrium Door & Window Company of the
                             Northeast)                                                   75,000          Leased

Farmingdale,                 Distribution (Atrium Door & Window Company of
  New York                   New York)                                                     6,000          Leased
                                                                                       ---------

                             Total                                                     1,529,461
                                                                                       =========


*Leased from an affiliate of certain stockholders.

         The Company maintains its corporate headquarters in Dallas, Texas. The facilities provide approximately 11,000 square feet and are leased for a seven-year term expiring in 2004.

         The Company believes that its manufacturing and distribution facilities are generally in good operating condition and are adequate to meet anticipated future requirements.

ITEM 3.        LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which, after giving effect to the Company's existing insurance coverage, is expected to have a material adverse effect on the Company.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.



                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         There is no established public trading market for the Company's outstanding equity securities.


ITEM 6.        SELECTED FINANCIAL DATA

         The selected financial information set forth below for the five-year period ended December 31, 1997 was derived from the financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent auditors. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this report.

                                                                               YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------
                                                               1993         1994         1995        1996          1997
                                                               ----         ----         ----        ----          ----
                                                                               (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA (1):
      Net sales .......................................     $ 98,752     $123,571     $135,478     $156,269     $186,764
      Income from continuing operations before
        extraordinary charges .........................       10,083        9,191        1,849        5,379        6,167
      Net income (2) ..................................       10,083        9,191        1,849        4,203        6,167
BALANCE SHEET DATA (END OF PERIOD) (3):
      Total assets ....................................       52,517       58,507       48,569       74,750       83,375
      Total debt ......................................        7,614        6,786       49,000      100,000      100,000

(1) The historical results of operations for the year ended December 31, 1997 include the results of ADW-West Coast from the date of acquisition on July 1, 1997. The results of operations for the year ended December 31, 1996 include the results of ADW-Northeast from the date of acquisition on September 30, 1996 and the results of Keller from the commencement of operations in September 1996. All significant intercompany transactions have been eliminated in consolidation.

(2) Prior to the Heritage Transaction, the Company was a subchapter S corporation and, for federal income tax purposes, all income or loss was allocated to the stockholders for inclusion in their respective federal income tax returns. The Company made periodic distributions to stockholders for their pro rata portion of federal income taxes payable. In conjunction with the Heritage Transaction, the Company became a C corporation. Pro forma income tax expense prior to July 3, 1995, had the Company been subject to corporate federal income taxes, would have been as follows:

                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------
                                  1993          1994         1995
                                  ----          ----         ----

        Income tax expense ....  $ 3,750       $ 4,032      $ 1,109
                                 =======       =======      =======

(3) All significant intercompany balances have been eliminated in consolidation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         GENERAL: The Company's results are generally impacted by the level of activity in residential new construction and remodel/replacement in the Company's Primary Market and throughout the United States. This activity is influenced by regional and national economic trends, such as availability of consumer credit, interest rates, job formation, age of housing stock, inter/intra U.S. migration and consumer confidence. The Company's operating results reflect significant sales growth, which can be attributed to increased market share and product demand in its markets. The Company attributes these market share gains to its brand name recognition, strong customer service, new product offerings, expanded distribution, including the opening of new Company-owned Distribution Centers, and increased sales to the DIY home center market.

         The Company has implemented measures to enhance manufacturing efficiencies and reduce operating costs. These initiatives include the realignment of workflow processes and the reduction of scrap and direct labor costs. The Company has also outsourced delivery operations and improved customer service. Further, the Company is implementing an integrated management information system. This system is expected to provide additional production efficiencies and optimize inventory management, as well as enhance financial reporting.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of income expressed as a percentage of net sales.

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                 1997        1996        1995
                                                                 ----        ----        ----

Net sales ..................................................     100.0%      100.0%      100.0%
Cost of goods sold .........................................      65.0        65.5        69.4
                                                                 -----       -----       -----
Gross profit ...............................................      35.0        34.5        30.6
Selling, delivery, general and administrative expenses .....      23.8        22.3        21.6
Special charges ............................................      --           1.9         5.3
Stock option compensation expense ..........................       0.1         1.9         0.2
                                                                 -----       -----       -----
     Income from operations ................................      11.1         8.4         3.5
Interest expense ...........................................      (6.2)       (3.1)       (2.0)
Other income (expense), net ................................       0.6        (0.1)        1.1
                                                                 -----       -----       -----
Income before income taxes and
     extraordinary charge ..................................       5.5         5.2         2.6
Provision for income taxes .................................       2.2         1.7         1.1
                                                                 -----       -----       -----
Income before extraordinary charge .........................       3.3         3.5         1.5
Extraordinary charge, net of income tax benefit ............      --            .8        --
                                                                 -----       -----       -----
Net income .................................................       3.3%        2.7%        1.5%
                                                                 =====       =====       =====


         ACCOUNTING ADJUSTMENTS. Certain accounting adjustments affect the comparability of the Company's operating results for the periods presented. Prior to the Heritage Transaction, the Company was a subchapter S corporation for tax purposes and all federal income taxes were paid by the Company's stockholders. Had the Company been a C corporation for all periods presented, income tax expense would have been $1,109 in 1995.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET SALES. Net sales increased by $30,495 from $156,269 in 1996 to $186,764 in 1997. The increase was primarily due to the increase in sales of $19,708 at the ADW - Northeast, Kel-Star and Woodville Extruders divisions, all of which were acquired during the second half of 1996, and the ADW-West Coast division, acquired from Gentek Building Products, effective July 1, 1997. Additionally, the Company experienced slight growth at its distribution centers and within its core manufacturing divisions, including significant growth at Atrium Wood, which was awarded a national patio door sales contract during the second quarter of 1997.

         COST OF GOODS SOLD. Cost of goods sold decreased from 65.5% of net sales during 1996 to 65.0% of net sales during 1997. The decrease was due largely to on-going cost reductions at Atrium Wood, which were offset by start-up inefficiencies at Kel-Star.

         SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $9,671 from $34,815 (22.3% of sales during 1996) to $44,486 (23.8% of sales during 1997). The increase is largely due to the inclusion of twelve months of selling, delivery, general and administrative expenses at the ADW-Northeast, Kel-Star, Woodville Extruders and ADW-West Coast divisions, as well as amortization expense related to software implementation costs. Additionally, delivery expenses were negatively impacted during 1997 as a result of the fire at the Company's Extruders division in January.

         SPECIAL CHARGES. Special charges during 1996 consisted of $3,044 in management bonuses which were the result of the Hicks Muse Transaction. There were no special charges during 1997.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense decreased $2,716 from $3,023 during 1996 to $307 during 1997. In 1997, stock option compensation expense relates to amortization of deferred compensation charges related to previously issued options and the cash redemption of certain options issued to a former executive of the Company. In 1996, stock option compensation expense consisted of charges associated with the granting of new stock options at exercise prices below the fair value of the underlying common stock and the expense associated with the cash redemption of certain options, both resulting from the Hicks Muse Transaction, and amortization of deferred compensation charges related to previously issued options. Included in stock option compensation expense during 1996 is $1,320 representing the difference between the fair market value of Holding Common Stock and the exercise price associated with a Warrant granted to an executive of the Company in connection with the Hicks Muse Transaction.

         INTEREST EXPENSE. Interest expense increased $6,736 from $4,786 during 1996 to $11,522 during 1997. The increase was due largely to an increase in average outstanding debt which resulted from the issuance of $100,000 Senior Subordinated Notes offered in connection with the Hicks Muse Transaction, as well as borrowings under the Company's $20,000 revolving credit facility. Interest expense during 1997 includes amortization of the related deferred financing costs.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net increased $1,270 from other expense of $182 in 1996 to other income of $1,088 in 1997. Other income in 1997 includes an insurance settlement of $1,193. This settlement with the Company's insurance carrier resulted from the business interruption portion of the Company's insurance claim filed as a result of the January fire at the Company's Extruders division.

         EXTRAORDINARY CHARGE. Extraordinary charge of $1,176 during 1996 represents the write-off of certain deferred financing charges incurred in connection with the Heritage Transaction, as all outstanding debt was retired with a portion of the proceeds from the $100,000 Senior Subordinated Notes. This amount is net of income tax benefit of $720.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         NET SALES. Net sales increased by $20,791 from $135,478 during 1995 to $156,269 during 1996. The increase in sales primarily resulted from combined sales of $5,519 at ADW-Northeast, acquired September 30, 1996, and Kel-Star and Woodville Extruders, which resulted from a June 13, 1996 asset purchase, an increase of $10,719 at the Atrium Aluminum division and an increase of $4,097 at Atrium Vinyl, which was a start-up operation in 1995.

         COST OF GOODS SOLD. Cost of goods sold decreased from 69.4% of sales during 1995 to 65.5% of sales during 1996. This improvement was due largely to the reduction from 1995 to 1996 in charges associated with inventory and other product reserves at Atrium Wood of approximately $1,684. The remainder was due to a decrease in raw material prices, the replacement of a significant low margin H-R customer with customers at higher margins, sales price increases at the Atrium Aluminum division, and three months of operations at ADW-Northeast, which has a significantly lower cost of goods sold percentage than the core company divisions.

         SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $5,512 from $29,303 (21.6% of sales during 1995) to $34,815 (22.3% of sales during 1996). The increase was largely due to the addition of selling, delivery, general and administrative expenses at the ADW-Northeast, Kel-Star and Woodville Extruders divisions. Additionally, general and administrative expenses increased due to the amortization of certain non-compete agreements and the combined consulting fees at three of the Company's divisions.

         SPECIAL CHARGES. Special charges decreased $4,144 from $7,188 during 1995 to $3,044 during 1996. Special charges during 1996 consisted of $3,044 in management bonuses, which were the result of the Hicks Muse Transaction. Special charges during 1995 included officer and management bonuses of $6,380 in connection with the Heritage Transaction, consulting fees of $408 and a restructuring charge of $400.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense increased $2,715 from $308 during 1995 to $3,023 during 1996. Stock option compensation expense consisted of charges associated with the granting of new stock options at exercise prices below the fair value of the underlying common stock and the expense associated with the cash redemption of certain options, both resulting from the Hicks Muse Transaction, and amortization of deferred compensation charges related to previously issued options. Included in stock option compensation expense is $1,320 representing the difference between the fair market value of Holding Common Stock and the exercise price associated with a Warrant granted to an executive of the Company in connection with the Hicks Muse Transaction.

         INTEREST EXPENSE. Interest expense increased $2,033 from $2,753 during 1995 to $4,786 during the year ended 1996. The increase was primarily due to the debt incurred in connection with the Heritage Transaction, which was outstanding for five months of 1995, as compared to eleven months of 1996. The remainder of the increase was due to interest related to the $100,000 Senior Subordinated Notes, offered in connection with the Hicks Muse Transaction, which occurred on November 27, 1996 and the amortization of deferred financing charges for a full year in 1996.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased $1,624 from other income of $1,442 during 1995 to other expense of $182 for 1996. In 1995, the Company had rental income prior to the distribution of certain rental property in the Heritage Transaction and a gain on sale of assets associated with the sale of the Company's truck fleet in 1995.

         EXTRAORDINARY CHARGE. Extraordinary charge of $1,176 for 1996 represents the write-off of certain deferred financing charges incurred in connection with the Heritage Transaction, as all outstanding debt was retired with a portion of the proceeds from the $100,000 Senior Subordinated Notes. This amount is net of income tax benefit of $720.


QUARTERLY FINANCIAL DATA (UNAUDITED)

         General. Because most of the Company's building products are intended for exterior use, sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing less sales revenue than in any other period of the year.

         Quarterly sales and operating profit data for the Company in 1997 and 1996 are shown in the table below:

                                               Fiscal Quarter Ended
                              --------------------------------------------------------
                              March 31,       June 30,       Sept. 30,       Dec. 31,
1997:
Net sales ............        $ 37,846        $ 47,431        $ 54,516        $ 46,971
Gross profit .........          13,281          17,617          19,240          15,325
Income from operations           3,175           6,705           6,888           3,902
Net income ...........        $    211        $  3,226        $  2,431        $    300

1996:
Net sales ............        $ 33,429        $ 40,976        $ 38,641        $ 43,223
Gross profit .........          11,146          14,178          13,840          14,764
Income from operations           3,634           5,275           5,034            (897)
Net income ...........        $  1,841        $  2,835        $  2,539        $ (3,012)

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations and cash provided by financing activities are the Company's principal sources of liquidity. During 1997, cash was primarily used for the acquisition of the ADW-West Coast and capital expenditures. Operating activities provided cash of $9,103 in 1997, compared with $8,767 in 1996. The increase in cash from operations was attributable primarily to an increase in net income of $1,924. Cash flows from financing activities decreased from cash provided of $6,497 in 1997, compared to $441 in 1996 primarily due to the Hicks Muse Transaction in 1996, in which the Company issued $100,000 Senior Subordinated Notes, which were used to pay-off the Company's previously outstanding debt and fund certain shareholder distributions made by Holding. To fund future acquisitions, the Company may use its availability under its revolving credit facility combined with additional debt, equity proceeds and internally generated funds.


OTHER CAPITAL RESOURCES

         In connection with the Hicks Muse Transaction, the Company entered into a Credit Agreement providing for borrowing of up to $20,000 under a revolving credit facility. Annual standby commitment fees are currently 0.5% of the unborrowed portion of the facility. Borrowing rates are based upon the lender's prime rate plus a borrowing margin of 1.5% or a LIBOR-based rate plus a borrowing margin of 2.5%. The revolving credit facility terminates in March 2002. At December 31, 1997, the Company had $19,191 of availability under the revolving credit facility, net of outstanding letters of credit totaling $809.

CAPITAL EXPENDITURES

         The Company had cash capital expenditures (exclusive of the ADW-West Coast acquisition in 1997 and the ADW-Northeast acquisition in 1996) of $3,438, $3,380 and $2,337 for the years ended December 31, 1997, 1996, and 1995, respectively. Capital expenditures in 1996 included $1,150 for the acquisition of the capital assets of Keller Building Products (Kel-Star and Woodville Extruders). The Company expects capital expenditures (exclusive of acquisitions) will be approximately $3,985 in 1998 (exclusive of the Masterview acquisition), however, actual capital requirements may change, particularly as a result of acquisitions the Company may make. Capital expenditures exclude costs related to the implementation of the Company's new management information system which include internally capitalized costs.

         The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. As of March 25, 1998, the Company had $18,774 available for borrowings under the credit facility, net of borrowings of $417 and outstanding letters of credit totaling $809.


FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which are effective for financial statement periods beginning after December 15, 1997. The

Company believes that these statements will have no effect on the Company's financial position, results of operations or cash flows.

CERTAIN FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not applicable.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information concerning the directors and the executive officers of the Company. The directors of the Company are also the directors of Holding. All directors hold office until the next annual meeting of stockholders of Holding and until their successors have been duly elected and qualified. The parties to the Stock Purchase Agreement have agreed to take all actions required to cause the Board of Directors of Holding at all times to consist of at least five directors, of whom one shall be designated by the Fojtasek shareholder group, one shall be designated by Heritage Fund I, L.P. and the remainder shall be designated by Hicks Muse and Hicks Muse Affiliates.

         NAME                             AGE                             POSITION
---------------------                     ---     ---------------------------------------------------------

Randall S. Fojtasek ...........           35      President, Chief Executive Officer and Director
Louis W. Simi, Jr..............           57      Executive Vice President of Atrium Companies, Inc
                                                  and President of Atrium Door and Window Company
Jeff L. Hull...................           32      Chief Financial Officer and Secretary
Jill K. Anderson...............           40      Vice President of Human Resources
Russell S. Fojtasek                       36      Vice President and General Manager of Atrium Aluminum
Horace T. Hicks................           60      Vice President and General Manager of H-R Windows
Arthur G. Frost................           63      Vice President of Atrium Companies, Inc. and President
                                                  of Extruders
Eric W. Long...................           29      Corporate Controller and Assistant Secretary
John R. Muse...................           46      Director
Michael J. Levitt..............           39      Director
Stephen M. Humphrey                       53      Director
C. Dean Metropoulos                       50      Director
Michel Reichert................           47      Director

         Randall S. Fojtasek has served as President and Chief Executive Officer of the Company since 1993. From 1990 to 1993, he served as Vice President of Operations and General Manager of Atrium Door & Window Company. Mr. Fojtasek also is a director of Holding.

         Louis W. Simi, Jr. served as General Manager of Atrium Aluminum beginning in 1971 and was promoted to the position of President of Atrium Door & Window Company in 1998. He has served in other capacities with the Company since 1966. Lou was promoted in 1993 to the position of Executive Vice President of the Company with oversight responsibility for its operations.

         Jeff L. Hull has served as Chief Financial Officer since April 1996 and Secretary since December 1996. From June 1995, Mr. Hull managed the asset/liability department of AmVestors Financial Corporation (NYSE:AMV). From 1990 to 1995, he was an audit manager with the accounting firm of Deloitte & Touche. Mr. Hull is a certified public accountant.

         Jill K. Anderson has been Vice President of Human Resources since April 1997. From 1989, she was Director of Human Resources for Laidlaw Waste Systems, Inc., a subsidiary of Laidlaw, Inc. Jill has a Juris Doctor from Drake University Law School.

         Russell S. Fojtasek, Randall S. Fojtasek's brother, has served as Vice President and Plant Manager of Atrium Aluminum since 1992. In 1998, he was promoted to General Manager of Atrium Aluminum. From 1983 to 1992, Mr. Fojtasek served in various capacities for Atrium Aluminum.

         Horace T. Hicks has served as Vice President and General Manager of H-R Windows since 1993. From 1988 to 1993, he was the General Manager of H-R Windows, after the division was acquired by the Company's predecessor, Fojtasek Companies, Inc. Horace founded Hicks-Robinson Window Co., the predecessor to H-R Windows in 1985 and has worked in the window and door fabrication industry since 1953.

         A. George Frost has served as Vice President and General Manager of Extruders since 1977. In 1998, he was promoted to the position of President of Extruders. Between 1968 to 1977, George managed extrusion operations at Krestmark, later becoming assistant to the President. Prior to that, Frost worked at Porter-lite Corp. and CertainTeed Corp. George has approximately 30 years of experience in the extrusion industry.

         Eric W. Long has served as Corporate Controller since April 1996. From April 1995, Mr. Long was a financial analyst with Applebee's International. From 1991 to 1995, he was with the accounting firm of Deloitte & Touche. Mr. Long is a certified public accountant.

         John R. Muse has been a director of the Company since November 1996. Mr. Muse is Chief Operating Officer, Managing Director and co-founder of Hicks Muse. Prior to the formation of Hicks Muse in 1989, Mr. Muse headed the merchant/investment banking operations of Prudential Securities in the Southwestern region of the United States. Mr. Muse is Chairman of Arena Brands, Inc., Atrium Companies, Inc., Sunrise Television Corp. and serves as Director of International Home Foods, Inc., Olympus Real Estate Corporation, Arnold Palmer Golf Management Co. and Suiza Foods Corporation. Mr. Muse also serves on the Board of Directors for the SMU Edwin L. Cox School of Business, St. Philip's School and Community Center, and Goodwill Industries.

         Michael J. Levitt has been a director of the Company since November 1996. Mr. Levitt is a Managing Director and Principal of Hicks Muse. Before joining Hicks Muse, Mr. Levitt was a Managing Director and Deputy Head of Investment Banking with Smith Barney Inc. from 1993 through 1995. From 1986 through 1993, Mr. Levitt was with Morgan Stanley & Co. Incorporated, most recently as a Managing Director responsible for the New York-based Financial Entrepreneurs Group. Mr. Levitt also serves as a director of Sunrise Television, LIN Television and International Home Foods, Inc.

         Stephen M. Humphrey has been a director of the Company since November 1996. Presently, Mr. Humphrey is the President and Chief Executive Officer of Riverwood International. From 1994 to 1996, Mr. Humphrey served as President and Chief Executive Officer of National Gypsum Company. Prior to joining National Gypsum, Mr. Humphrey served as President of On-Highway Products from 1991 to 1994 and Executive Vice President from 1989 to 1991. On-Highway Products, now named Meritor Automotive Company, was formerly a subsidiary of Rockwell International Corporation.

         C. Dean Metropoulos has been a director of the Company since November 1996. Mr. Metropoulos is the Chairman of the Board of Directors and Chief Executive Officer of International Home Foods, Inc. and Chief Executive Officer of C. Dean Metropoulos & Co., a management services company. From 1983 through 1993, Mr. Metropoulos served as President and Chief Executive Officer of Stella Foods, Inc. Before then, Mr. Metropoulos served in a variety of U.S. and international executive positions with GTE Corporation, including Vice President and General Manager-Europe and Vice President and Controller, GTE International. Mr. Metropoulos also serves as a Director of Suiza Foods.

         Michel Reichert has been a director of the Company since July 1995. Mr. Reichert is the managing general partner of Heritage Partners, Inc., a Boston-based principal investment firm. Prior to founding Heritage Partners, Inc. in 1993, Mr. Reichert was a Managing Director of BancBoston Capital's Equity Partners, a direct equity investment unit of Bank of Boston. In addition to serving as a director of Holding, Mr. Reichert is a director of 20th Century Plastics, Inc., APX Holdings, LLC., Fountain View, Inc., IMPAC, Inc. and Jordan's Foods.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Officers") for services rendered in all capacities during the fiscal year ended December 31, 1997 and 1996:

                               COMPENSATION TABLE


                                                                       ANNUAL COMPENSATION                              LONG-TERM
                                                            --------------------------------------     OTHER           COMPENSATION
        NAME AND PRINCIPAL POSITION                            SALARY        BONUS         OTHER    COMPENSATION       OPTIONS # (5)
        ---------------------------                            ------        -----         -----    ------------       -------------

Randall S. Fojtasek ..............................    1997  $  350,000    $  125,000        --(2)    $ 308,928 (3)             --
   President and Chief Executive Officer .........    1996     303,865     3,075,000(1)     --(2)      221,500 (4)        2,195,222

Louis W. Simi, Jr ................................    1997     125,000       250,690        --(2)      106,025 (3)             --
   Executive Vice President of Atrium and ........    1996     125,000       270,681        --(2)      282,886 (4)          161,237
     President of Atrium Aluminum

Arthur G. Frost ..................................    1997     100,000       231,103        --(2)       60,586 (3)             --
   Vice President of Atrium and President
     of Extruders ................................    1996     100,000       224,701        --(2)      716,711 (4)          120,707


Horace T. Hicks ..................................    1997     100,000       176,176        --(2)       30,293 (3)             --
   Vice President and General Manager of H-R .....    1996     100,000       110,938        --(2)      123,172 (4)           60,353


Jeff L. Hull .....................................    1997     120,000        20,000        --(2)       15,146 (3)            5,000
   Chief Financial Officer .......................    1996     100,000          --          --            --                100,000


(1) Includes one-time bonus in the amount of $3,000,000 for completion of the Hicks Muse Transaction.

(2) Prerequisites related to automobile allowances are excluded since the aggregated amounts are the lesser of $50,000 or 10% of the total annual salary.

(3) Amounts represent fees received in connection with the termination of the purchase and sale agreement to acquire PlyGem Industries.

(4) In connection with the Heritage Transaction, certain members of management were granted options at below fair market prices. Accordingly, compensation expense is being recognized for financial statement purposes. Upon completion of the Hicks Muse Transaction and the exercise of these options, the compensatory portion of the options were reflected in the individual's wages and in the Company's financial statements.

(5) All options granted are for the Common Stock of Holding.


                      OPTION GRANTS IN LAST FISCAL YEAR (1)

                                                INDIVIDUAL GRANTS
                                          -----------------------------
                                          % OF TOTAL                                                 POTENTIAL REALIZABLE VALUE AT
                         NUMBER OF          OPTIONS                                                     ASSUMED ANNUAL RATES OF
                        SECURITIES        GRANTED TO                                                   STOCK PRICE APPRECIATION
                        UNDERLYING         EMPLOYEES        EXERCISE OR                                   FOR OPTION TERM (2)
                          OPTIONS          IN FISCAL        BASE PRICE         EXPIRATION            -----------------------------
       NAME             GRANTED(#)           YEAR             ($/SH)              DATE                5%($)               10%($)
       ----             ----------           ----             ------              ----                -----               ------

 Randall S. Fojtasek ....   --                --                --                 --                  --                   --
 Louis W. Simi, Jr ......   --                --                --                 --                  --                   --
 Arthur G. Frost ........   --                --                --                 --                  --                   --
 Horace T. Hicks ........   --                --                --                 --                  --                   --
 Jeff L. Hull ........... 5,000(3)            .1%              1.75             1/1/2003              2,417                5,342


(1) All options are for the Common Stock of Holding.

(2) The assumed rates are compounded annually for the full terms of the options.

(3) Options vest ratably over five years.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES

                                                                              NUMBER OF
                                                                              SECURITIES              VALUE OF
                                                                              UNDERLYING             UNEXERCISED
                                                                              UNEXERCISED           IN-THE-MONEY
                                                                              OPTIONS AT             OPTIONS AT
                                                                                FY-END(#)              FY-END($)
                                     SHARES ACQUIRED         VALUE           EXERCISABLE/           EXERCISABLE/
       NAME                          ON EXERCISE(#)        REALIZED($)       UNEXERCISABLE          UNEXERCISABLE
------------------               ---------------------    -------------   -------------------     ------------------
Randall S. Fojtasek .........              --                  --          1,647,391/547,831 (1)  2,561,543/410,873 (1)
Louis W. Simi, Jr. ..........              --                  --            102,247/408,990 (1)    145,986/583,942 (1)
Arthur G. Frost .............              --                  --             64,141/256,566 (1)     87,706/350,824 (1)
Horace T. Hicks .............              --                  --             32,071/128,282 (1)     43,853/175,412 (1)
Jeff L. Hull ................              --                  --            20,000 / 85,000 (1)    15,000 / 60,000 (1)

(1) Represents options held by the named individual to purchase the Common Stock of Holding.

COMPENSATION AND INCENTIVE PROGRAM

BONUS PLAN

         The Company maintains a bonus plan providing for annual bonus awards to certain key employees. Such bonus amounts are based on the Company and the divisions meeting certain performance goals established by the Company's Board of Directors.

OTHER BENEFIT PROGRAMS

         The executive officers also participate in other employee benefit programs including health insurance, group life insurance, and a savings and supplemental retirement plan (the "401(k) Plan") on the same basis as other employees of the Company.

EMPLOYMENT AGREEMENTS

         On November 27, 1996, the Company entered into an employment agreement with Randall S. Fojtasek, pursuant to which Mr. Fojtasek serves as President and Chief Executive Officer. Pursuant to the agreement, Mr. Fojtasek receives an annual base salary in the amount of $350,000, subject to increase at the discretion of the Board of Directors, and such benefits as are customarily accorded to other executives of the Company and such other benefits as the Board of Directors may establish. In addition, Mr. Fojtasek shall be eligible to receive an annual performance bonus in such amount, if any (which amount shall not exceed $150,000), as determined by the Board of Directors pursuant to the annual performance bonus plan adopted by the Board. Holding granted to Mr. Fojtasek a warrant exercisable for 2,195,222 shares of Common Stock of Holding ("Common Stock). Of such shares, up to 1,333,333 may be immediately purchased upon exercise of the warrant at a price of $0.01 per share, and the remaining 861,889 shares may be purchased upon exercising the warrant at a price of $1.00 per share, with the right to purchase such shares vesting ratably each day during the first three years of the term of the warrant, provided that the Board of Directors has determined in good faith that the affiliates of Hicks Muse have achieved an internal rate of return of at least 8% on their investment in the shares of Common Stock purchased pursuant to the Hicks Muse Transaction. Mr. Fojtasek's agreement terminates three years after November 27, 1996. If his employment with the Company is terminated without cause, or if Mr. Fojtasek terminates his employment for good reason, the Company shall pay to Mr. Fojtasek
(i) in a lump sum cash in the amount of his annual base salary earned or accrued through the termination date, reimbursement of his reasonable and necessary expenses, any unpaid accrued vacation pay and any amount arising from his benefits to be received pursuant to the Company's investment plans, (ii) in regular installments his annual base salary (plus an amount in reimbursement for certain expenses equal to $2,000 per month) for a period that ends on the later of (A) the last day of his employment term or (B) 18 months from the termination date and (iii) an annual bonus in the amount equal of $50,000 for each year in the remainder of his employment term. Mr. Fojtasek has agreed not to compete with the Company until the later of the expiration of the term of his employment agreement and 18 months after the termination of his employment under the agreement.

         On January 1, 1998 Messrs. Simi, Hicks, Frost and Hull entered into employment agreements with the Company. The compensation to be provided to Messrs. Simi, Hicks, Frost and Hull under their agreements includes an annual base salary of $170,000, $150,000, $150,000 and $125,000, respectively, subject to increases at the discretion of the Board of Directors, and such benefits as are customarily accorded the executives of the Company. In addition, Messrs. Simi, Hicks, Frost and Hull are eligible for incentive bonuses based on certain performance targets established by the Board of Directors.

         Each of Messrs. Simi's, Hicks' Frost's and Hulls' employment agreements terminate on December 31, 2000. If any of Messrs. Simi's, Hicks', Frost's or Hull's employment with the Company is terminated by the Company for any reason other than for cause, such individual will continue to be paid his salary for 12 months, together with the annual incentive bonus. Each of Messrs. Simi, Hicks, Frost and Hull have agreed not to compete with the Company in certain geographic areas for so long as the Company pays salary to him.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

         The Company is a wholly-owned subsidiary of Holding. Holding's address is P.O. Box 226957, Dallas, Texas 75222. The following table sets forth certain information regarding the beneficial ownership of Common Stock of Holding, by each person who owns beneficially more than 5% of the outstanding Common Stock of Holding and by the directors and certain executive officers of Atrium Corporation. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock.

                          HOLDING'S SECURITY OWNERSHIP OF
                      MANAGEMENT AND PRINCIPAL STOCKHOLDERS

                                                                                   NUMBER OF           PERCENTAGE
                                                                                    SHARES              OF SHARES
                                                                                    ------              ---------
 5% Stockholders:
 Hicks Muse parties (1).....................................................     32,000,000               82.8%
         c/o Hicks, Muse, Tate & Furst Incorporated
         200 Crescent Court, Suite 1600
         Dallas, Texas 75201

 Heritage Fund I, L.P.......................................................      3,543,000                9.2%
         30 Rowes Wharf
         Suite 300
         Boston, Massachusetts 02110

 Officers and Directors:
 Randall S. Fojtasek (2)....................................................      2,876,618                7.4%
 Louis W. Simi, Jr (3)......................................................        102,247                  *
 Horace T. Hicks (3)........................................................         32,071                  *
 Arthur G. Frost (3)........................................................         64,141                  *
 Jeff L. Hull (3)...........................................................         70,000                  *
 John R. Muse (1)...........................................................     32,000,000               82.8%
 Michael J. Levitt (1)......................................................     32,000,000               82.8%
 Stephen M. Humphrey (4)....................................................        200,000                  *
 C. Dean Metropoulos (5)....................................................        200,000                  *
 Michel Reichert (6)........................................................      3,525,000                9.2%
 All directors and executive officers as a group (13 persons)...............     37,000,000               95.8%


----------------

*   Less than 1%

(1) Includes shares owned of record by HM3 Coinvestors, L.P. ("Coinvestors") and Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Hicks Muse Fund III, L.P."). The ultimate general partner of each of Coinvestors and Hicks Muse Fund III, L.P. is Hicks, Muse Fund III Incorporated. Thomas O. Hicks, whose address is the same as that for Hicks Muse, is a controlling stockholder of Hicks Muse and serves as its Chairman of the Board, Chief Executive Officer, Chief Operating Officer, President and Secretary. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of these shares. Mr. Hicks disclaims beneficial ownership of these shares. Each of Mr. Muse and Mr. Levitt is a Managing Director and Principal of Hicks Muse and may also be deemed a beneficial owner of these shares. Each of them disclaims such beneficial ownership.

(2) Includes 1,694,618 shares that Mr. Fojtasek has the right to acquire within 60 days of the date hereof upon exercise of certain warrants granted to him and includes 260,500 shares held by trusts for the benefit of certain members of Mr. Fojtasek's immediate family, as to which Mr. Fojtasek disclaims beneficial ownership. Excludes 1,250,000 shares owned by Mr. Fojtasek's father and brother upon which he disclaims beneficial ownership.

(3) Includes shares which may be acquired upon the exercise of options exercisable within 60 days as of the date hereof by Messrs. Simi, Hicks, Frost and Hull for 102,247, 64,141, 32,071, and 20,000 respectively.

(4) Includes 100,000 shares that Mr. Humphrey has the right to acquire upon exercise of options.

(5) Includes 100,000 shares held by two trusts for the benefit of Mr. Metropoulos' children and 100,000 shares that the trusts have the right to acquire upon exercise of options. Mr. Metropoulos disclaims beneficial ownership.

(6) Includes shares owned by Heritage of which Mr. Reichert is managing general partner. Accordingly, Mr. Reichert may be deemed to be the beneficial owner of these shares. Mr. Reichert disclaims beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS RELATED TRANSACTIONS

         The descriptions set forth below do not purport to be complete and are qualified in their entirety by reference to the applicable agreements, including the Stock Purchase Agreement, dated as of November 7, 1996, between affiliates of Hicks Muse ("Hicks Muse Affiliates"), Holding and certain stock and option holders of Holding (the "Stock Purchase Agreement"). In connection with this agreement, the Company, certain stockholders of the Company, Hicks Muse and Hicks Muse Affiliates entered into a stockholders agreement (the "Stockholders Agreement") under which the parties agreed to take all actions required to cause the Board of Directors of Holding at all times to consist of at least five directors, of whom one shall be designated by the selling stockholders (represented by Randall S. Fojtasek), one shall be designated by Heritage Fund I, L.P. and the remainder shall be designated by Hicks Muse and Hicks Muse Affiliates.

         The parties to the Stockholders Agreement agreed, until the earlier of
(i) the tenth anniversary of the date of the Stockholders Agreement or (ii) the consummation of a firm commitment initial public offering, that in connection with any sale by Hicks Muse Affiliates of more than 50% of their shares of Holding Common Stock, Hicks Muse Affiliates shall have the right to require each other stockholder who is a party to the Stockholders Agreement to sell the portion of its Common Stock that represents the same percentage of the Fully-Diluted Common Stock held by that stockholder as the shares being disposed of by Hicks Muse Affiliates represent of the Fully-Diluted Common Stock held by Hicks Muse Affiliates. At least 30 days prior to the closing of any sale by Hicks Muse Affiliates (including a sale described in the preceding sentence in connection with which Hicks Muse Affiliates do not exercise their right to require such other stockholders to participate in the sale), Hicks Muse shall cause Hicks Muse Affiliates to offer to include in the sale the percentage of each such other stockholder's Common Stock that represents the same percentage of the Fully-Diluted Common Stock held by that stockholder as the shares being disposed of by Hicks Muse Affiliates represent of the Fully-Diluted Common Stock held by Hicks Muse Affiliates; provided that only stockholders which are Accredited Investors (as defined in Rule 501(a)(1), (2), (3) and (7) under the Securities Act) shall be entitled to participate in sales in which the consideration for the sale includes securities, unless the transferee consents otherwise. If any such stockholder accepts the offer, Hicks Muse shall cause Hicks Muse Affiliates to reduce, to the extent necessary, the number of shares of Common Stock it otherwise would have sold in the proposed transfer so as to permit those stockholders who have accepted the offer to sell the number of shares of Common Stock that they are entitled to sell under the above terms. The rights described above do not apply to any exchange, reclassification or other conversion of the shares pursuant to a merger or consolidation of Holding or any subsidiary or to a sale or transfer by Holding or any subsidiary of substantially all its assets. In addition, these rights do not apply to any transfer, sale or disposition of shares of Common Stock solely among the members of Hicks Muse Affiliates.

         Pursuant to the Stockholders Agreement, the stockholders who are parties to the Stockholders Agreement that are not Hicks Muse Affiliates agreed, until the earlier of (i) the tenth anniversary of the date of the Stockholders Agreement or (ii) the consummation of a firm commitment initial public offering, not to sell any Common Stock or securities that are exercisable for or convertible into Common Stock without first notifying Hicks Muse and affording Hicks Muse an opportunity to buy all, but not less than all, of the offered shares on terms and conditions of the proposed transfer by the non-Hicks Muse Affiliates stockholders. If Hicks Muse or an assignee of Hicks Muse rejects the non-Hicks Muse Affiliates stockholder's offer, the stockholder may transfer within 30 days all, but not less than all, of the offered securities on terms no more favorable than those proposed to Hicks Muse, provided that the transfer complies with the Securities Act. If the securities are not so transferred, and the non-Hicks Muse Affiliates stockholder still desires to transfer the securities, the securities must be re-offered to Hicks Muse.

         Until the tenth anniversary of the date of the Stockholders Agreement and subject to certain exceptions, Holding agreed not to issue or sell or permit any Affiliated Successor (as defined) to issue or sell, any shares of Common Stock or securities that are exercisable for or convertible into Common Stock, without first notifying each stockholder and offering to sell to any stockholder who is an Accredited Investor, on the same terms, all or part of that stockholder's pro rata portion of such securities as calculated under the provisions of the Stockholders Agreement.

         The Stockholders Agreement includes registration rights provisions under which Hicks Muse, on behalf of Hicks Muse Affiliates, will be entitled to exercise three demand and an unlimited number of "piggyback" registration rights, and Randall S. Fojtasek, on behalf of certain non-Hicks Muse Affiliates, or Heritage, on behalf of certain affiliates of Heritage, will be entitled to make (in the aggregate) one demand and an unlimited number of piggyback registrations to require Holding to register under the Securities Act certain shares of Common Stock held by them. Hicks Muse may exercise its demand rights if the offering shall be a firm commitment initial underwritten offer of Holding's Common Stock under the Securities Act where the proceeds to Holding exceed $10 million and after such offering such shares are listed on the New York Stock Exchange or quoted or listed on the NASDAQ National Market, and either Hicks Muse, Randall S. Fojtasek or Heritage may exercise their respective demand rights for 270 days after the initial underwritten offering. In addition, the demand rights may be exercised only with respect to a number of shares that represent, in the aggregate, more than 4.0% of the Fully-Diluted Common Stock or have an aggregate gross offering price of at least $5.0 million. The exercise of the demand and piggy-back rights are subject to other limitations and conditions that are customary in registration rights agreements.

         Holding and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with an affiliate of Hicks Muse ("Hicks Muse Partners") pursuant to which Holding and the Company agreed to pay Hicks Muse Partners an annual fee of $320,000 for oversight and monitoring services to the Company. The annual fee is adjustable on January 1 of each calendar year to an amount equal to 0.2% of the budgeted consolidated net sales of the Company and its subsidiaries for the then-current fiscal year, but in no event may the fee be less than $320,000. Upon the acquisition by the Company or any of its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma budgeted consolidated annual net sales of the Company and its subsidiaries (including the sales of the acquired entity or business). John R. Muse and Michael J. Levitt, directors of Holding and the Company, are each principals of Hicks Muse Partners. In addition, Holding and the Company, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available to the Company and its subsidiaries the personnel resources of Hicks Muse Partners concerning a variety of financial and operational matters. The services that have been and will continue to be provided to the Company by Hicks Muse Partners could not otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by Holding and the Company. The amount paid under this agreement totaled $437,000 in 1997.

         Holding and the Company also entered into a ten-year agreement (the "Financial Advisory Agreement"), pursuant to which Hicks Muse Partners received a financial advisory fee of $2.0 million on the Closing Date as compensation for its services as financial advisor to the Company in connection with the Hicks Muse Transaction. Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the "transaction value" (as defined) for each "add-on transaction" (as defined) in which the Company or any of its subsidiaries is involved. The term "transaction value" means the total value of the add-on transaction, including without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. In addition, Holding and the Company, jointly and severally, will indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available to the Company and its subsidiaries the personnel resources of Hicks Muse Partners concerning a variety of financial and operational matters. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees paid under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company. The amount paid under this agreement totaled $92,250 in 1997.

         The Company entered into indemnification agreements with each of its directors and executive officers under which the Company will indemnify the director or officer to the fullest extent permitted by law, and to advance expenses, if the director or officer becomes a party to or witness or other participant in any threatened, pending or completed action, suit or proceeding (a "Claim") by reason of any occurrence related to the fact that the person is or was a director, officer, employee, agent or fiduciary of the Company or a subsidiary of the Company or another entity at the Company's request (an "Indemnifiable Event"), unless a reviewing party (either outside counsel or a director or directors appointed by the Board of Directors) determines that the person would not be entitled to indemnification under applicable law. In addition, if a change in control or a potential change in control of the Company occurs and if the person indemnified so requests, the Company will establish a trust for the benefit of the indemnitee and fund the trust in an amount sufficient to satisfy all expenses reasonably anticipated at the time of the request to be incurred in connection with any Claim relating to an Indemnifiable Event. The reviewing party will determine the amount deposited in the trust. An indemnitee's rights under his or her indemnification agreement are not exclusive of any other rights under the Company's Articles of Incorporation or By-Laws or applicable law.

         On the Closing Date of the Stock Purchase Agreement, a Hicks Muse Affiliate, Holding, Heritage, Randall S. Fojtasek (on behalf of certain Selling Securityholders) and Citibank, N.A. entered into an indemnification escrow agreement, funded in the amount of $2.0 million by the Selling Securityholders, securing the indemnification obligations of such Selling Securityholders to Hicks Muse and its affiliates (including, after the closing of the Transaction, Holding) under the stock purchase agreement related to the Transaction.

OTHER TRANSACTIONS

         On July 3, 1995, Fojtasek Industrial Properties, Ltd., a limited partnership in which, Randall S. Fojtasek and Russell S. Fojtasek own equity interests of approximately 10.2% and 10.2%, respectively, executed a lease with the Atrium Wood division with respect to Atrium Wood's and Atrium Vinyl's facility (the "Atrium Lease") and a lease with the H-R Windows division with respect to its facility (the "H-R Windows Lease"). Both leases are absolute net leases. These leases were extended on October 1, 1997 for a period of ten years, expiring on July 1, 2008. The amounts paid under these two leases totaled $753,000 and $605,338 in 1997 and 1996, respectively. Additionally, Fojtasek Interests, a Texas corporation, in which Messrs' Fojtasek both own interests in, sub-leases approximately 1,500 square feet of office place at the Company's corporate headquarters. Amounts paid to the Company under this lease in 1997 were $17,955.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are included in this report.

         (1)  FINANCIAL STATEMENTS:

         The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

         (2)  FINANCIAL STATEMENT SCHEDULES:

         The financial statement schedules are listed in the Index to Financial Statement Schedules on page S-1 of this report.

         (3)  EXHIBITS

         The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page E-1 of this report.

(b)      REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Registrant during the fourth quarter:

         December 1, 1997, Item 5. Other Events and Item 7. Financial Statements and Exhibits. (Atrium Door and Window Company of the Northeast)

         December 1, 1997, Item 5. Other Events and Item 7. Financial Statements and Exhibits. (Atrium Door and Window Company of New England)

         December 1, 1997, Item 5. Other Events and Item 7. Financial Statements and Exhibits. (Atrium Door and Window Company of New York)

         December 1, 1997, Item 5. Other Events and Item 7. Financial Statements and Exhibits. (Atrium Door and Window Company - West Coast)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                                 By:   /s/  JEFF L. HULL
                                       --------------------------------------
                                        Jeff L. Hull
                                        Chief Financial Officer and Secretary

                                 Date:  March 27, 1998
                                        -------------------------------------


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                                   CAPACITY                           DATE
------------------------------          ----------------------------------------      --------------

               *                        President, Chief Executive Officer and        March 27, 1998
------------------------------          Director (Principal Executive Officer)
Randall S. Fojtasek


/s/ JEFF L. HULL                        Chief Financial Officer and Secretary         March 27, 1998
-----------------------------           (Principal Financial Officer)
Jeff L. Hull


               *                        Corporate Controller                          March 27, 1998
-----------------------------           (Principal Accounting Officer)
Eric W. Long


               *                        Director                                      March 27, 1998
-----------------------------
John R. Muse


               *                        Director                                      March 27, 1998
-----------------------------
Michael J. Levitt


               *                        Director                                      March 27, 1998
-----------------------------
Stephen M. Humphrey


               *                        Director                                      March 27, 1998
-----------------------------
C. Dean Metropoulos


               *                        Director                                      March 27, 1998
-----------------------------
Michel Reichert


         Jeff L. Hull, by signing his name hereto, signs and executes this document on behalf of each of the above-named officers and directors of Atrium Companies, Inc. on the 27th day of March, 1998, pursuant to powers of attorney executed on behalf of each of such officers and directors, and contemporaneously filed hereunto with the Securities and Exchange Commission.

                                     *  By:   /s/ JEFF L. HULL
                                              -------------------------------
                                              Jeff L. Hull
                                              Attorney-in-Fact

                                     Date:    March 27, 1998
                                              -------------------------------

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE

Report of Independent Accountants................................................................    F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1997 and 1996                                       F-3

  Consolidated Statements of Income for the years ended
    December 31, 1997, 1996 and 1995.............................................................    F-4

  Consolidated Statements of Stockholder's Equity (Deficit) for the years ended
    December 31, 1997, 1996 and 1995.............................................................    F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995.............................................................    F-6

  Notes to Consolidated Financial Statements.....................................................    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Atrium Corporation:

         We have audited the accompanying consolidated balance sheets of Atrium Companies, Inc. and its subsidiaries, (the "Company"), a wholly-owned subsidiary of Atrium Corporation, as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule listed in the index on page S-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atrium Companies, Inc. and its subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 27, 1998

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             DECEMBER 31,
                                                                       ----------------------
                                                                       1997              1996
                                                                       ----              ----

                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............................        $       1         $     617
   Equity securities - available for sale ..................               27              --
   Accounts receivable, net ................................           24,376            21,975
   Inventories .............................................           16,534            13,474
   Prepaid expenses and other current assets ...............            1,608             1,765
   Deferred tax asset ......................................              692             2,555
                                                                    ---------         ---------
   Total current assets ....................................           43,238            40,386

PROPERTY, PLANT, AND EQUIPMENT, net ........................           16,388            13,970
GOODWILL, net ..............................................           14,884            11,963
DEFERRED FINANCING COSTS, net ..............................            4,961             5,173
OTHER ASSETS ...............................................            3,904             3,258
                                                                    ---------         ---------
   Total assets ............................................        $  83,375         $  74,750
                                                                    =========         =========

           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable ........................................           10,007             8,528
   Current portion of notes payable ........................             --                --
   Accrued liabilities .....................................            7,102             6,580
                                                                    ---------         ---------
   Total current liabilities ...............................           17,109            15,108

LONG-TERM LIABILITIES:
   Notes payable ...........................................          100,000           100,000
   Deferred tax liability ..................................            1,058               818
                                                                    ---------         ---------
   Total long-term liabilities .............................          101,058           100,818
                                                                    ---------         ---------

   Total liabilities .......................................          118,167           115,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock $.01 par value, 3,000 shares authorized,
     100 shares issued and outstanding .....................             --                --
   Paid-in capital .........................................           32,790            31,936
   Accumulated deficit .....................................          (67,503)          (73,112)
   Unrealized loss on equity securities - available for sale              (79)             --
                                                                    ---------         ---------
   Total stockholder's deficit .............................          (34,792)          (41,176)
                                                                    ---------         ---------
         Total liabilities and stockholder's deficit .......        $  83,375         $  74,750
                                                                    =========         =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                            1997             1996              1995
                                                                            ----             ----              ----

NET SALES .......................................................        $ 186,764        $ 156,269         $ 135,478
COST OF GOODS SOLD ..............................................          121,301          102,341            93,975
                                                                         ---------        ---------         ---------
   Gross profit .................................................           65,463           53,928            41,503

OPERATING EXPENSES:
   Selling, delivery, general and administrative expenses .......           44,486           34,815            29,303
   Special charges ..............................................             --              3,044             7,188
   Stock option compensation expense ............................              307            3,023               308
                                                                         ---------        ---------         ---------
                                                                            44,793           40,882            36,799
                                                                         ---------        ---------         ---------
      Income from operations ....................................           20,670           13,046             4,704

INTEREST EXPENSE ................................................           11,523            4,786             2,753
OTHER INCOME (EXPENSE), net .....................................            1,088             (182)            1,442
                                                                         ---------        ---------         ---------

      Income before income taxes and extraordinary charge .......           10,235            8,078             3,393

PROVISION FOR INCOME TAXES ......................................            4,068            2,699             1,544
                                                                         ---------        ---------         ---------

      Income before extraordinary charge ........................            6,167            5,379             1,849

EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT
   (net of income tax benefit of $720) ..........................             --              1,176              --
                                                                         ---------        ---------         ---------

NET INCOME ......................................................        $   6,167        $   4,203         $   1,849
                                                                         =========        =========         =========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDER'S EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                UNREALIZED
                                                                                   RETAINED    LOSS ON EQUITY     TOTAL
                                                  COMMON STOCK                     EARNINGS      SECURITIES    STOCKHOLDER'S
                                               ------------------     PAID IN    (ACCUMULATED     AVAILABLE        EQUITY
                                                SHARES    AMOUNT      CAPITAL      DEFICIT)       FOR SALE       (DEFICIT)
                                               --------   -------     -------    ------------     --------        --------

BALANCE, December 31, 1994 ............           100       --            484        39,881           --           40,365
   Capital contribution ...............          --         --         22,100          --             --           22,100
   Net distributions to stockholders ..          --         --           --         (79,741)          --          (79,741)
   Land contribution ..................          --         --            575          --             --              575
   Stock option compensation expense ..          --         --            308          --             --              308
   Net income .........................          --         --           --           1,849           --            1,849
                                             --------      ----      --------      --------       --------       --------
BALANCE, December 31, 1995 ............           100       --         23,467       (38,011)          --          (14,544)
   Capital contributions ..............          --         --          5,025          --             --            5,025
   Net distributions to Holding .......          --         --           --         (39,304)          --          (39,304)
   Stock option compensation expense ..          --         --          3,023          --             --            3,023
   Income tax benefit upon exercise of
        Holding's stock options .......          --         --            421           --            --              421
   Net income .........................          --         --           --           4,203           --            4,203
                                             --------      ----      --------      --------       --------       --------
BALANCE, December 31, 1996 ............           100       --         31,936       (73,112)          --          (41,176)
   Contributions from Holding .........          --         --            476          --             --              476
   Distributions to Holding ...........          --         --           --            (558)          --             (558)
   Stock option compensation expense ..          --         --            307          --             --              307
   Unrealized loss on equity
       securities available for sale ..          --         --           --            --              (79)           (79)
   Income tax benefit upon exercise of
       Holding's stock options ........          --         --             71          --             --               71
   Net income .........................          --         --           --           6,167           --            6,167
                                             --------      ----      --------      --------       --------       --------
BALANCE, December 31, 1997 ............           100      $--       $ 32,790      $(67,503)      $    (79)      $(34,792)
                                             ========      ====      ========      ========       ========       ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                    1997            1996            1995
                                                                                    ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................      $   6,167       $   4,203       $   1,849
   Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary charge, net of income tax benefit ........................           --             1,176            --
   Depreciation and amortization ..........................................          3,278           2,205           1,779
   Amortization of deferred financing costs ...............................            642             279             138
   Noncash bonuses ........................................................           --              --             1,609
   Gain on retirement of assets ...........................................            (38)            (10)           (429)
   Gain on sale of equity securities ......................................             (2)           --              --
   Stock option compensation expense ......................................            307           3,023             308
   Deferred tax provision (benefit) .......................................          2,102          (1,303)            202
   Changes in assets and liabilities, net of acquisitions in 1997 and 1996:
        Accounts receivable, net ..........................................           (640)         (3,056)           (523)
        Inventories .......................................................         (1,688)          2,252             540
        Prepaid expenses and other current assets .........................            197            (730)            171
        Accounts payable ..................................................         (1,165)            815             722
        Accrued liabilities ...............................................            (57)            (87)            541
                                                                                 ---------       ---------       ---------
             Net cash provided by operating activities ....................          9,103           8,767           6,907
                                                                                 ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .............................         (3,438)         (3,380)         (2,337)
   Proceeds from sales of assets ..........................................             68              25             784
   Purchases of equity securities .........................................           (480)           --              --
   Proceeds from sales of equity securities ...............................            375            --              --
   Increase in other assets ...............................................         (1,377)         (1,134)         (1,677)
   Payment for acquisition, net of cash acquired ..........................         (6,561)        (10,243)           --
                                                                                 ---------       ---------       ---------
        Net cash used in investing activities .............................        (11,413)        (14,732)         (3,230)
                                                                                 ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of notes payable ...............................................           --           (62,928)         (8,605)
   Net borrowings under revolving credit facility .........................           --             7,740            --
   Proceeds from issuance of senior subordinated notes ....................           --           100,000            --
   Proceeds from issuance of notes payable ................................           --             6,000          57,155
   Checks drawn in excess of bank balances.................................          2,135            --               946
   Deferred financing costs ...............................................           (430)         (5,457)         (2,127)
   Capital contributions ..................................................           --                25          22,100
   Contributions from Holding .............................................            476            --              --
   Net distributions to stockholders ......................................           --              --           (74,268)
   Net distributions to Holding ...........................................           (558)        (39,304)           --
   Income tax benefit upon exercise of Holding's stock options ............             71             421            --
                                                                                 ---------       ---------       ---------
        Net cash provided by (used in) financing activities ...............          1,694           6,497          (4,799)
                                                                                 ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................           (616)            532          (1,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............................            617              85           1,207
                                                                                 ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................................      $       1       $     617       $      85
                                                                                 =========       =========       =========


SUPPLEMENTAL DISCLOSURE:
   Cash paid during the period for:
        Interest ..........................................................      $  10,393       $   3,699       $   2,420
        Income taxes ......................................................          2,737           4,514           1,064
        Noncash distributions .............................................           --              --             4,899
        Noncash contribution from Holding .................................           --             5,000            --

        During 1996, the Company acquired all of the capital stock of ADW - Northeast for a combined purchase price of $19,531 of which $10,243 was paid in cash, as follows:


Fair value of net assets acquired                              $    20,705
Payable to seller...................................                (1,000)
Cash acquired.......................................                (3,288)
Common stock issued by Holding                                      (5,000)
Liabilities assumed.................................                (1,174)
                                                               -----------

Cash paid for capital stock of ADW-Northeast                   $    10,243
                                                               ===========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



1.       OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

         Atrium Companies, Inc. (the "Company"), (formerly Fojtasek Companies, Inc., a Texas corporation), is engaged in the manufacture and sale of doors, windows and various building materials throughout the United States. A significant portion of the Company's sales relates to new home construction activity, which is cyclical in nature.

         On July 3, 1995, the stockholders of Fojtasek Companies, Inc. ("Fojtasek") executed a stock purchase agreement (the "Heritage Transaction") whereby all of Fojtasek's common stock was acquired by FCI Holding Corp. ("FCI Holding"), a Delaware holding company which was established in connection with the Heritage Transaction (Note 12). On September 30, 1996, Atrium Corporation ("Holding"), a Delaware parent company which owned 100% of FCI Holding (which owned 100% of Fojtasek) acquired Atrium Door and Window Company of the Northeast ("ADW - Northeast," formerly Bishop), a manufacturer of vinyl replacement windows and doors and contributed the capital stock of ADW - Northeast to Fojtasek (Note 15). On November 8, 1996, in connection with the Hicks Muse Transaction (the "Hicks Muse Transaction"), Fojtasek, which was a Texas corporation, was merged with and into FCI Holding (Note 12). The two companies were merged to achieve certain business objectives related to brand-name recognition. The surviving Delaware corporation was renamed "Atrium Companies, Inc.," (the "Company") which is a direct, wholly-owned subsidiary of Holding. The merger was accounted for as a merger of companies under common control and the assets were valued at historical cost.

    BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ADW - Northeast, acquired in September 1996, and Atrium Door and Window Company - West Coast ("ADW - West Coast," formerly H-R Window Supply, Inc). ADW - Northeast refers to the combined consolidated results of Atrium Door and Window Company of the Northeast (the merged companies formerly named Vinyl Building Specialties of Connecticut, Inc. and Bishop Manufacturing Company, Incorporated), its subsidiary Atrium Door and Window Company of New England ("ADW - New England" formerly Bishop Manufacturing Company of New England, Inc.), and Atrium Door and Window Company of New York ("ADW - New York" formerly Bishop Manufacturing Co. of New York, Inc.) All significant intercompany transactions and balances have been eliminated in consolidation.

    INDUSTRY SEGMENT

         The Company operates in a single industry segment, the fabrication and distribution of doors and windows and related components.

    REVENUE RECOGNITION

         Revenue from the sale of doors and windows and related components is recorded at the time of delivery and billing to the customer. Allowances are established to recognize the risk of sales returns from customers.

    CASH AND CASH EQUIVALENTS

         The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

    EQUITY SECURITIES - AVAILABLE FOR SALE

         Investments in equity securities - available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded in stockholder's equity.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Accounts receivable are net of allowances for doubtful accounts of $608 and $1,497 as of December 31, 1997 and 1996, respectively.

    PROVISION FOR WARRANTY CLAIMS

         Estimated warranty costs are provided at the time of the sale of the warranted product.

    CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are concentrated in the southern regions of the U.S. and focus upon the distribution and sale of building products. Sales in the state of Texas accounted for approximately 38.3% of revenue in 1997. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company does not believe it is dependent upon any single customer. No single customer accounted for more than 10% of sales.

    INVENTORIES

         Inventories are valued at the lower of cost (last-in, first-out or "LIFO") or market. Management believes that the LIFO method results in a better matching of current costs with current revenues.

    PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost less accumulated depreciation. Prior to January 1, 1997 the Company provided for depreciation and amortization using straight-line and accelerated methods. For all assets acquired subsequent to January 1, 1997 the Company depreciates the assets on a straight-line basis over their estimated useful lives, as follows:

                                                                                    ESTIMATED
                                                                                   USEFUL LIFE
                                                                                   -----------

          Buildings and improvements............................................   5-40 years
          Machinery and equipment...............................................   3-12 years

         Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the assets sold or retired. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized.

    GOODWILL

         Goodwill represents the excess of cost over fair market value of net assets acquired. Goodwill is being amortized over 40 years on a straight-line basis. Amortization expense of $340 and $75 was recorded for the years ended December 31, 1997 and 1996. Accumulated amortization at December 31, 1997 and 1996 was $415 and $75, respectively. Management continually reviews the carrying value of goodwill for recoverability based on anticipated undiscounted cash flows of the assets to which it relates. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the building materials industry and any other events or circumstances which might indicate potential impairment. When goodwill is determined not to be recoverable, an impairment is recognized as a charge to operations to the extent the carrying value of related assets (including goodwill) exceeds the sum of the undiscounted cash flows from those related assets.

    CAPITALIZED SOFTWARE COSTS

         The Company capitalizes internal employee costs and external consulting costs associated with implementing and developing software for internal use. Internal costs capitalized include payroll and payroll-related costs for employees who are directly associated with the development, modification and implementation of the software. External costs include direct expenses related to consulting and other professional fees consumed in developing, modifying and implementing the software. Capitalization of costs occurs upon the completion of the preliminary project stage and when management believes it is probable a project will be completed and the software will be used to perform the function intended. Amortization begins when the software is put into place and is calculated on a straight-line basis over five years. Management continually reviews the carrying value and expected functionality of the accumulated costs for potential impairment. When it is no longer probable that computer software being developed will be completed, modified or placed in service, the assets carrying value will be adjusted to the lower of cost or fair value.

     INCOME TAXES

         The provision for income taxes is based on pretax income as reported for financial statement purposes. Deferred income taxes are provided in accordance with the liability method of accounting for income taxes to recognize the tax effects of temporary differences between financial statement and income tax accounting.

     FORWARD COMMITMENTS

         The Company periodically enters into forward commitments to hedge price variances in materials. Changes in the market value of forward commitments are recognized in income when the effects of the related charges in the hedged items are recognized.

    USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates are used in calculating allowance for bad debt, workers' compensation and warranty accruals, and deferred tax assets and liabilities.

    RECLASSIFICATIONS

         Certain reclassifications have been made to the 1996 and 1995 balances to conform to the 1997 presentation.


2.       FAIR VALUE OF FINANCIAL INSTRUMENTS:

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," the following methods have been used in estimating fair value disclosures for significant financial instruments of the Company.

         Estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

     Cash and cash equivalents -- The carrying amounts reported in the balance sheet approximate the fair value.

     Equity securities - available for sale - The carrying amounts that are reported in the balance sheet approximate the fair value based on quoted market prices.

     Notes payable -- The fair value of the Company's notes is based on quoted market prices.

     Forward aluminum contracts -- The unrealized gains and losses are based on quotes for aluminum as reported on the London Metal Exchange.

     The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 were as follows:

                                                                                   1997                        1996
                                                                         -----------------------     -----------------------
                                                                         CARRYING                    CARRYING
                                                                          AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                                          ------      ----------      ------      ----------
ASSETS:
Cash and cash equivalents.......................                         $       1    $       1      $     617    $     617
Equity securities - available for sale                                   $      27    $      27      $      --    $      --

LIABILITIES:
Notes payable...................................                         $ 100,000    $ 106,000      $ 100,000    $ 102,000

                                                                          NOTIONAL    UNREALIZED      NOTIONAL     UNREALIZED
                                                                           AMOUNT     GAIN/(LOSS)      AMOUNT      GAIN/(LOSS)
                                                                         ---------    -----------    ---------     -----------
OFF BALANCE SHEET:
Forward aluminum contracts.......................................        $  24,960    $     (21)     $  21,656    $     519

3.       INVENTORIES:

         Inventories are valued at the lower of cost or market using the LIFO method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following at December 31:

                                                                                                1997         1996
                                                                                             -----------  -----------
 Raw materials...................................................................             $  13,653   $    11,765
 Work-in-process.................................................................                   705           563
 Finished goods..................................................................                 4,056         2,526
                                                                                             ----------   -----------
                                                                                                 18,414        14,854
 LIFO reserve....................................................................                (1,880)       (1,380)
                                                                                             ----------   -----------
                                                                                                 16,534   $    13,474
                                                                                             ===========  ===========



         The change in the LIFO reserve for the years ended December 31, 1997, 1996 and 1995 resulted in an increase in cost of sales of $500 and a decrease in cost of sales by $491 and $851, respectively.


4.       PROPERTY, PLANT, AND EQUIPMENT:

         Property, plant, and equipment consisted of the following at December
31:

                                                                                              1997           1996
                                                                                            --------       --------
Land .................................................................................      $    682       $    682
Buildings and improvements ...........................................................         7,596          7,139
Machinery and equipment ..............................................................        16,238         11,970
Construction-in-process ..............................................................           434            705
                                                                                            --------       --------
      Total ..........................................................................        24,950         20,496

Less accumulated depreciation and amortization .......................................        (8,562)        (6,526)
                                                                                            --------       --------
                                                                                            $ 16,388       $ 13,970
                                                                                            ========       ========


         Depreciation expense was $2,217, $1,681, and $1,554 for the years ended December 31, 1997, 1996, and 1995, respectively.

5.       OTHER ASSETS:

         Other assets consisted of the following at December 31:

                                           1997        1996
                                          ------      ------
Capitalized software costs, net ....      $2,406      $1,355
Non-compete agreements, net ........       1,125       1,575
Deposits, notes receivable and other         373         328
                                          ------      ------
                                          $3,904      $3,258
                                          ======      ======



         The costs of the non-compete agreements are being amortized over the terms of the related agreements, which are five years. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $450, $450 and $225, respectively, resulting in accumulated amortization at December 31, 1997 and 1996 of $1,125 and $675, respectively. Amortization expense of $271 was recorded for the year ended December 31, 1997 for costs related to capitalized software costs.


6.       DEFERRED FINANCING COSTS:

         The deferred financing costs relate to costs incurred in the placement of the Company's debt and are being amortized using the effective interest method over the terms of the related debt, which range from five to ten years. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $642, $279 and $138, respectively and was recorded as interest expense in the accompanying Consolidated Statements of Income.


7.       ACCRUED LIABILITIES:

         Accrued liabilities include the following at December 31:

                                                    1997        1996
                                                   ------      ------
Accrued salaries and wages ..................      $2,627      $2,100
Accrued interest ............................       1,358       1,003
Accrued taxes payable .......................       1,263         601
Contingent payable related to
         ADW-Northeast acquisition ..........          --       1,000
Warranty and litigation reserve .............         781         961
Workers' compensation reserve ...............         250         500
Other .......................................         823         415
                                                   ------      ------
                                                   $7,102      $6,580
                                                   ======      ======


8.       NOTES PAYABLE:

         Notes payable consisted of the following at December 31:

                                                1997          1996
                                              --------      --------
Senior subordinated notes ..............      $100,000      $100,000
      Less current maturities ..........          --            --
                                              --------      --------
                                              $100,000      $100,000
                                              ========      ========


         In November 1996, the Company issued $100,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes (the "Notes") due November 15, 2006 under the Indenture dated as of November 27, 1996. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1997. The Notes mature on November 15, 2006. The Company may redeem the Notes based on certain triggering events. In addition, under certain circumstances the Company will be obligated to make an offer to repurchase the Notes at 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets.

         The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis, by each of the Company's subsidiaries (see Note 18). The Indenture permits the Company to incur additional indebtedness (including Senior Indebtedness) of up to $45,000 as of December 31, 1997, subject to certain limitations. The Indenture restricts the Company's ability to pay dividends or make certain other restricted payments, consummate certain asset sales, or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries.

         The Company has also entered into a Credit Agreement providing for a revolving credit facility (the "Credit Facility"). The Credit Facility enables the Company to borrow up to $20,000. The revolving credit loans bear interest at a rate based upon the lender's prime rate plus a borrowing margin of 1.5% or a LIBOR-based rate plus a borrowing margin of 2.5%. The Company pays a commitment fee of .5% based on the unused portion of the Credit Facility. The Credit Facility terminates in March 2002. The Company had $19,191 of availability under the Credit Facility as of December 31, 1997, net of outstanding letters of credit totaling $809. The Credit Facility contains various covenants that restrict the Company from taking various actions and requires the Company to achieve and maintain certain financial covenants.

         Principal payments due during the next five years on long-term notes payable as of December 31, 1997 are as follows:

      1998.......................         $      --
      1999.......................                --
      2000.......................                --
      2001.......................                --
      2002.......................                --
      Thereafter.................           100,000
                                          ---------
                                          $ 100,000
                                          =========



9.       FEDERAL INCOME TAX:

         In connection with the Heritage Transaction in July 1995, the Company converted from an S corporation to a C corporation. Accordingly, subsequent to the Heritage Transaction, the Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred income tax expenses be provided based upon the liability method. Pro forma federal income tax expense, had the Company been subject to corporate income taxes for twelve months in 1995, would have been $1,187.

          Temporary differences that give rise to the deferred income tax assets and liabilities are as follows as of December 31:

                                                                   1997           1996
                                                                  -------       -------
Deferred income tax assets:
      Allowance for doubtful accounts ......................      $  --         $   495
      Deferred stock compensation ..........................          572           501
      Inventory cost  capitalization and valuation .........          331           660
      Non-compete agreement ................................          277           167
      Accrued vacation .....................................          178           173
      Warranty and litigation ..............................           90           357
      Workers' compensation ................................           92           185
      Other ................................................         --              17
                                                                  -------       -------
                                                                    1,540         2,555
Deferred income tax liabilities:
      Depreciation .........................................       (1,050)         (811)
      Capitalized software costs ...........................         (830)         --
      Other ................................................          (26)           (7)
                                                                  -------       -------
                                                                   (1,906)         (818)
Net deferred income tax asset (liability) ..................         (366)        1,737
Less-current deferred tax asset ............................          692         2,555
                                                                  -------       -------
Long-term deferred tax liability ...........................      $(1,058)      $  (818)
                                                                  =======       =======


         SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 1997 and 1996, no valuation reserve was recorded.

         The components of the provision for income taxes are as follows for the years ended December 31:

                                               1997          1996          1995
                                              -------      -------       -------
Current federal income tax provision ...      $ 1,543      $ 3,388       $ 1,420
Deferred federal income tax
      provision (benefit) ..............        2,102         (930)          202
State income tax provision (benefit) ...          423          241           (78)
                                              -------      -------       -------
      Provision for income taxes .......      $ 4,068      $ 2,699       $ 1,544
                                              =======      =======       =======


         The Company recognized a tax benefit in 1997 and 1996 of $71 and $421, respectively, related to Holding's stock options. This benefit was recorded directly to paid in capital.

         Reconciliation of the federal statutory income tax rate to the effective tax rate, was as follows for the years ended December 31:

                                                                             1997         1996           1995
                                                                            -------      -------       -------
Tax computed at statutory rate .......................................      $ 3,482      $ 2,777       $ 1,154

State taxes ..........................................................          423          241           (78)
Income tax benefit not recognized on S corporation tax deductions ....         --           --             655
Prior year return to accrual differences .............................         --           (352)         --
Other ................................................................          163           33          (187)
                                                                            -------      -------       -------
Provision for income taxes ...........................................      $ 4,068      $ 2,699       $ 1,544
                                                                            =======      =======       =======



10.      RELATED PARTIES:

         Included in prepaid expenses and other current assets are the following receivables due from related parties at December 31:

                                                                                             1997    1996
                                                                                             ----    ----
Receivables from stockholders....................................................           $    19  $ 82
Receivables from officers........................................................           $    20  $  5
Receivables from employees.......................................................           $    64  $ 80


MONITORING AND OVERSIGHT AGREEMENT

         Holding and the Company have entered into a ten-year monitoring and oversight agreement with Hicks Muse. Pursuant thereto, Holding and the Company have agreed to pay to Hicks Muse a minimum annual fee of $320 for ongoing financial oversight and monitoring services to the Company. The annual fee is adjustable upward or downward on January 1 of each calendar year to an amount equal to 0.2% of the budgeted consolidated annual net sales of the Company and its subsidiaries for the then-current fiscal year, provided that such fee shall at no time be less than $320 per year. In the year ended December 31, 1997, $437 was paid to Hicks Muse under this agreement

    FINANCIAL ADVISORY AGREEMENT

         Holding and the Company are parties to a ten-year financial advisory agreement (the "Financial Advisory Agreement") with Hicks Muse pursuant to which Hicks Muse received a financial advisory fee of $2,000 on the closing date of the Hicks Muse Transaction as compensation for its services as financial advisor to the Company in connection with the Hicks Muse Transaction. Pursuant to the Financial Advisory Agreement, Hicks Muse is also entitled to receive a fee equal to 1.5% of the transaction value (as defined in the Financial Advisory Agreement) for each add-on transaction in which the Company or any of its subsidiaries is involved. In connection with the ADW-West Coast asset acquisition (see Note 15), the Company paid $92 to Hicks Muse.

11.  COMMITMENTS AND CONTINGENCIES:

     COMMITMENTS

         The Company has entered into operating lease agreements for office and manufacturing space with unrelated third parties and with certain affiliates of certain stockholders of the Company. Total rent expense for the years ended December 31, 1997, 1996 and 1995 was $4,339, $2,012 and $3,156, respectively.
Of these totals, amounts paid to related parties were $753, $605 and $313 in 1997, 1996 and 1995, respectively. Future minimum rents due under operating leases with initial or remaining terms greater than twelve months are as follows:

                                                        RELATED      OTHER
                                                        PARTIES      PARTIES       TOTAL
                                                        -------      -------      -------
1998 .............................................      $ 1,030      $ 1,768      $ 2,798
1999 .............................................        1,180        1,371        2,551
2000 .............................................        1,180        1,111        2,291
2001 .............................................        1,245          828        2,073
2002 .............................................        1,311          409        1,720
Thereafter .......................................        7,603          174        7,777
                                                        -------      -------      -------
                                                        $13,549      $ 5,661      $19,210
                                                        =======      =======      =======


         The Company has contracts with various suppliers to purchase aluminum for use in the manufacturing process. The contracts vary from one to twelve months and are at fixed quantities and fixed and floating prices. As of December 31, 1997 and 1996, the Company had forward commitments totaling $24,960 and $21,656 for delivery through December 1998 and 1997 for 28.6 and 28.7 million pounds of aluminum, of which 14.3 and 10.0 million pounds were at fixed prices, respectively.

         The Company has entered into employment agreements with several key executives of the Company including its President and Chief Executive Officer, its Chief Financial Officer and several Presidents, Vice Presidents, General Managers and Sales Managers of the Company's divisions. The agreements generally provide for terms of employment, annual salaries, bonuses, and eligibility for option awards and severance benefits.

    CONTINGENCIES

         The Company is party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material effect on the financial position, results of operations or liquidity of the Company.

         During 1993, factory employees voted to unionize and become members of Amalgamated Clothing and Textile Workers Union. A three-year union contract was executed during 1995. In addition, in connection with the Kel-Star acquisition, the Company became a party to collective bargaining arrangements due to expire in 2001.

         The Company is involved in various stages of investigation and cleanup relative to environmental protection matters, some of which relate to waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to: the uncertainty as to the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of recovery; and the questionable level of the Company's involvement. The Company was named in 1988 as a potentially responsible party ("PRP") in two superfund sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the Chemical Recycling, Inc. site in Wylie, Texas, and the Diaz Refinery site in Little Rock, Arkansas). The Company believes that based on the information currently available, including the substantial number of other PRP's and relatively small share allocated to it at such sites, its liability, if any, associated with either of these sites will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

12.      STOCK PURCHASE AGREEMENT:

    HERITAGE TRANSACTION

         On June 23, 1995, Heritage Fund I, L.P. ("Heritage") formed two Delaware corporations, FCI Holding and its wholly-owned subsidiary, Fojtasek/Heritage Acquisition Company ("Acquisition Corp."). Heritage contributed approximately $22,000 to FCI Holding in exchange for 18,318,352 shares of voting common stock, 11,824,398 shares of nonvoting common stock and 11,000 shares of nonvoting preferred stock of FCI Holding. Additionally, FCI Holding issued 95,854 shares of voting common stock to a member of management whom had an equity interest in the voting common stock of Fojtasek prior to the transaction for approximately $50. In a simultaneous transaction, (i) Acquisition Corp. used the $22,050 proceeds contributed from FCI Holding plus approximately $57,200 borrowed under a term loan agreement and a revolving line of credit to purchase a majority of the voting common stock from the Fojtasek shareholders and pay transaction costs of approximately $5,000 (ii) Fojtasek shareholders exchanged their remaining 1,643,985 shares of Fojtasek voting stock (the "Rollover Stock") to FCI Holding for 18,318,352 shares of FCI Holding voting common stock, (iii) the Rollover Stock was contributed by FCI Holding to Acquisition Corp. for shares of Acquisition Corp. stock issued to FCI Holding and (iv) Acquisition Corp. was merged into Fojtasek. The transaction was accounted for as a recapitalization as it did not result in a change of control. Accordingly, the assets and liabilities of Fojtasek were not revalued.
The transaction resulted in an increase to stockholder's deficit of $57,000.

         After the Heritage Transaction, the voting common stock of FCI Holding was held by Heritage (49.8%), the Fojtasek shareholders (49.8%) and the management shareholder (0.4%). FCI Holding owned 100% of the interest in Fojtasek (the surviving company from the merger with Acquisition Corp.) As a result of its purchase of nonvoting common stock in the transaction, Heritage held approximately 68% of the economic interest of FCI Holding.

         In connection with the Heritage Transaction, certain assets and liabilities were excluded from the assets and liabilities of Fojtasek and distributed as follows. Fojtasek distributed the land, building, and improvements related to two of its primary operating divisions to certain Fojtasek shareholders. The book value of the property distributed totaled approximately $9,300. The shareholders also assumed the industrial development revenue bonds of $4,400, which were collateralized by the property. Fojtasek also distributed its investments in rental real estate to certain Fojtasek shareholders. The net book value of the properties distributed was approximately $3,100. The shareholders also assumed the related notes payable, which were collateralized by the property. The outstanding balance of the notes payable transferred was approximately $2,300. These assets were distributed at fair market value, resulting in a net loss of $205, which was recorded in the accompanying 1995 Consolidated Statement of Income.


    HICKS MUSE TRANSACTION

         The Hicks Muse Transaction refers to a recapitalization transaction that closed concurrent with the closing of the issuance of the Notes in which affiliates of Hicks Muse purchased a number of newly issued shares of Holding's Common Stock for $32,000 pursuant to a Stock Purchase Agreement dated November 7, 1996, and certain outstanding shares, and certain options and warrants to acquire shares of Holding's Common Stock and all outstanding shares of preferred stock of Holding were redeemed.

         This transaction, which was completed on November 27, 1996, required approximately $134,500 to complete, consisting of $59,417 in redemption payments to the Selling Securityholders, $54,369 representing all outstanding indebtedness under the Old Credit Facility and debt assumed in connection with its acquisition of ADW - Northeast, $12,472 in redemption payments to preferred stockholders of Holding (including cumulative dividends in arrears) and approximately $8,242 of fees and expenses. The funds required to consummate the Hicks Muse Transaction were provided by (i) the proceeds of the issuance of the Notes, (ii) $32,000 in equity financing, (iii) drawings of $2,000 under the Company's Credit Facility, and (iv) other cash provided by the Company of $500. The shares issued to Hicks Muse, after giving effect to the other elements of the Hicks Muse Transaction, represent approximately 82.0% of the outstanding common stock of Holding. The Hicks Muse Transaction has been accounted for as a recapitalization.

13. SPECIAL CHARGES AND STOCK OPTION COMPENSATION EXPENSE

         Included in special charges in the 1996 Consolidated Statement of Income are officer bonuses of $3,044 incurred in connection with the Hicks Muse Transaction. Special charges in 1995 consisted of consulting fees of $408, officer and management bonuses of $6,380, and restructuring charges of $400 incurred in connection with the Heritage Transaction.

         Included in stock option compensation expense are charges associated with the issuance of new stock options at exercise prices below the fair value of the underlying common stock, the expense associated with the cash redemption of certain options, and amortization of deferred compensation expense related to previously issued options.


14. OTHER INCOME (EXPENSE), NET:

         Other income (expense), net consists of the following for the years ended December 31:

                                                    1997          1996          1995
                                                   -------       -------       -------
Insurance settlement ........................      $ 1,193       $  --         $  --
Rental, interest, and other income ..........           65            49         1,013
Gain on sale of assets ......................           38            10           429
Other .......................................         (208)         (241)         --
                                                   -------       -------       -------
                                                   $ 1,088       $  (182)      $ 1,442
                                                   =======       =======       =======


15.  ACQUISITIONS:

       ADW - WEST COAST (FORMERLY GENTEK) ASSET PURCHASE:

         On July 1, 1997, the Company purchased through its wholly-owned subsidiary, ADW - West Coast (formerly H-R Window Supply, Inc.), the assets of the Western Window Division of Gentek Building Products, Inc., located in Anaheim, California. The purchase price (including transactions expenses) was approximately $6,562 and was funded from borrowings under the Company's revolving credit facility. The transaction was accounted for under the purchase method of accounting. The purchase allocation, preliminary in nature and subject to change, is as follows:

Cash and advances to the Company .................      $     1
Accounts receivable, net .........................        1,760
Inventories ......................................        1,372
Other current assets .............................           39
Property, plant and equipment, net ...............        1,131
Other noncurrent assets ..........................           28
Goodwill .........................................        3,320
Current liabilities ..............................       (1,089)
                                                        -------

      Total purchase price .......................      $ 6,562
                                                        =======



    ADW - NORTHEAST (FORMERLY BISHOP):

         Effective September 30, 1996, the Company acquired the capital stock of ADW - Northeast, a manufacturer of vinyl replacement windows and doors for the residential market in the northeast region of the United States, for approximately $19,531. To consummate the acquisition, the Company paid approximately $13,531 to ADW - Northeast's shareholders (the "Sellers"), agreed to a $1,000 payable to the Sellers to be paid if certain earnings targets are met, and issued $5,000 of Holding common stock in exchange for all of ADW - Northeast's capital stock. The $1,000 was recorded as an accrued liability in the Company's financial statements at December 31, 1996. During 1997, the Company paid $500 of the amount and adjusted the purchase price by the remaining balance (this amount was recorded as a reduction in goodwill). Holding subsequently contributed the ADW - Northeast capital stock to the Company. Consequently, as of September 30, 1996, ADW - Northeast became a wholly-owned subsidiary of the Company. The ADW - Northeast acquisition has been accounted for under the purchase method of accounting.

Accordingly, the purchase price has been allocated to the assets and liabilities based upon their estimated fair values at the date of acquisition as follows:

Cash and advances to the Company .................      $  3,288
Accounts receivable, net .........................         2,073
Inventories ......................................         1,774
Other current assets .............................           256
Property, plant and equipment, net ...............         1,206
Other noncurrent assets ..........................            70
Goodwill .........................................        12,038
Current liabilities ..............................          (986)
Other noncurrent liabilities .....................          (188)
                                                        --------

      Total purchase price .......................      $ 19,531
                                                        ========


         The Company's Consolidated Statements of Income for the years ended December 31, 1997 and 1996 include ADW - West Coast's and ADW - Northeast's operations from the dates of acquisition, July 1, 1997 and September 30, 1996, respectively. The following table presents the historical consolidated operating results of the Company for the years ended December 31, 1997 and 1996 compared to pro forma operating results for such periods. The following unaudited pro forma information presents consolidated operating results as though the acquisitions of ADW - West Coast and ADW - Northeast had occurred at the beginning of the periods presented:

                                                        YEAR ENDED DECEMBER 31, 1997  YEAR ENDED DECEMBER 31, 1996
                                                        ----------------------------  ----------------------------
                                                            ACTUAL       PRO FORMA       ACTUAL       PRO FORMA
                                                           ---------     ---------      --------      ---------
Net sales.............................................     $ 186,764      $193,497      $156,269      $182,099
Income before
  extraordinary charge ...............................         6,167         6,568         5,379         6,358
Net income ...........................................         6,167         6,568         4,203         5,182


    KELLER ASSET PURCHASE:

         In June 1996, the Company purchased certain assets from a division of Keller Building Products for $1,150. In September 1996, the Company purchased the division's inventory for $500. These asset purchases were recorded at cost.


16.      STOCK OPTIONS:

         In connection with the Heritage Transaction, FCI Holding issued options (the "Substitute Options") to certain members of Fojtasek management to purchase FCI Holding's nonvoting common stock. The options vested ratably over five years or immediately upon a public offering or a sale of substantially all the assets of FCI Holding or a subsidiary. In connection with this issuance, $1,350 in compensation expense representing the difference between the market value of the underlying common stock and the exercise price of the option was deferred and amortized over the vesting period. To effect the acquisition of ADW - Northeast, FCI Holding formed Holding. The Substitute Option holders exchanged 2,875,922 options for equivalent nonvoting common stock options (the "Replacement Options") in Holding's 1996 Original Stock Option Plan (the "Original Plan"). In conjunction with the Hicks Muse Transaction, 2,875,922 options of Holding were tendered at an exercise price of $.01, of which 1,050,000 were exchanged for Replacement Options of Holding. In connection with the exchanged options, $1,040 was deferred and is being amortized over the new 5 year vesting period. Under certain circumstances, if the option holders terminate employment prior to the exercise of such option, they have the right to receive $1.00 per option (net of the exercise price). Compensation expense of approximately $307, $410 and $308 related to the options was recognized by the Company for the years ended December 31, 1997, 1996 and 1995, respectively.

         FCI Holding also issued stock options (the "Disposition Options") to certain members of Fojtasek management. Value was recognized on these options based on the market value of the Company, which became exercisable upon a public offering or a sale of substantially all the assets of FCI Holding or a subsidiary of FCI Holding. In connection with the Hicks Muse Transaction, the options vested and were redeemed and the resultant compensation expense of $743 was recorded in stock option compensation expense in the 1996 Consolidated Statement of Income.

         Upon completion of the Hicks Muse Transaction, Holding adopted the 1996 Stock Option Plan (the "New Plan") authorizing the issuance of 3,500,000 options to acquire common stock. Holding's New Plan gives certain individuals and key employees of Holding and any subsidiary corporation thereof who are responsible for the continued growth of Holding an opportunity to acquire a proprietary interest in Holding and thus to create in such persons an increased interest in and a greater concern for the welfare of Holding or any subsidiary. Through December 31, 1997 and 1996, the Board of Directors of Holding has granted 2,185,390 and 1,910,390 options, respectively, under the New Plan at a weighted average price of $1.00 per share which represented fair market value on the dates of grant. The Company applies APB Opinion 25 and related interpretations in accounting for the Plan.

         The following table summarizes the transactions of the Original Plan and the New Plan for the periods ended December 31, 1997, 1996 and 1995 (all outstanding options were granted to management of the Company):

                                                    DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                       1997               1996              1995
                                                    -----------       -----------       -----------
Outstanding options, beginning of period .....        2,960,390         2,875,922              --
Granted ......................................          275,000         2,960,390         2,875,922
Canceled or expired ..........................         (504,645)             --                --
Exchanged ....................................             --          (1,050,000)             --
Exercised ....................................         (355,708)       (1,825,922)             --
                                                    -----------       -----------       -----------
Outstanding options, end of year .............        2,375,037         2,960,390         2,875,922
                                                    ===========       ===========       ===========
Weighted average exercise price of options
 granted......................................      $      1.00       $       .62       $       .01
Weighted average exercise price of options....
 exercised....................................      $       .72       $       .01              --
Weighted average exercise price, end of period      $       .60       $       .65       $       .01
Options exercisable, end of period ...........          420,007            24,500              --
Options available for future grant ...........        1,819,255         1,589,610              --

         The options vest over periods ranging from three to five years.

         On November 27, 1996, Holding issued a warrant (the "Warrant") to the President and Chief Executive Officer (the "Executive") of the Company. Pursuant to the terms of the Warrant, the Executive is entitled to purchase 1,333,333 shares of Holding common stock at any time subsequent to the Hicks Muse Transaction. The exercise price of the Warrant is $.01 per share. An additional 861,889 shares may be purchased under the Warrant at an exercise price of $1.00, representing the fair market value on the date of grant upon the realization of an 8.0% internal rate of return. The 861,889 options vest ratably each day for three years. The Warrant will terminate on November 27, 2006. The Company recorded non cash compensation expense of $1,320 for the period ended December 31, 1996 in connection with the difference between the fair market value of the stock at the date of issuance ($1.00) and the exercise price ($.01).

         The following table summarizes information about stock options and warrants outstanding at December 31, 1997:

                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       --------------------------------------------------          ------------------------------
                                       WEIGHTED AVERAGE         WEIGHTED                                WEIGHTED
                                           REMAINING             AVERAGE                                 AVERAGE
     RANGE OF            NUMBER              LIFE               EXERCISE             NUMBER             EXERCISE
  EXERCISE PRICES      OUTSTANDING         (MONTHS)               PRICE            EXERCISABLE            PRICE
  ---------------      -----------    ------------------        ---------          -----------          ---------
    Options:
  $       .01            950,000             107                  $ .01               190,000            $   .01
  $      1.00          1,425,037             107                  $1.00               230,007            $  1.00

   Warrants:
  $       .01          1,333,333             107                  $ .01             1,333,333            $   .01
  $      1.00            861,889             107                  $1.00               314,058            $  1.00


         In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the stock-based plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below. In 1997 and 1996, the Company granted only nonqualified stock options under the plans.

         The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1997 and 1996: dividend yield of 0.0%; risk-free interest rate of 7.0%; and the expected life of 10 years. (In determining the "minimum value" SFAS 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered because the Company was not publicly-traded when the options were granted).

         Had the compensation cost for the Company's stock-based compensation plans and warrants been determined consistent with SFAS 123, the Company's net income for 1997, 1996 and 1995 would have been $6,105, $3,934 and $1,949, respectively.

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.


17.      EMPLOYEE BENEFIT PLANS:

    STOCK PURCHASE PLAN

         Holding's 1996 Stock Purchase Plan gives certain key employees of Holding or related entities who are expected to contribute materially to the success of Holding or related entities an opportunity to acquire a proprietary interest in Holding, and thus to retain such persons and create in such persons an increased interest in and a greater concern for the welfare of Holding and any Related Entities. The Board of Directors is authorized to offer 500,000 shares for purchase. As of December 31, 1997 and 1996, 425,000 and 375,000 shares, respectively, have been purchased under the plan.

    401(k)

         During 1996, the Company established an employee benefit plan in accordance with Section 401(k) of the Internal Revenue Code for all employees not covered under a collective bargaining agreement. The Company may at its discretion match employee contributions. During the years ended December 31, 1997 and 1996, the Company incurred no expense.


18.  SUBSIDIARY GUARANTORS:

         In connection with the Note offering, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast and ADW-West Coast (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of ADW-Northeast and ADW-West Coast are included since September 30, 1996 and July 1, 1997, respectively, the dates of acquisition. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

         Following is summarized combined financial information pertaining to these Subsidiary Guarantors:

                                            December 31, December 31,
                                               1997          1996
                                              -------      -------
Current assets .........................      $12,399      $ 7,939
Noncurrent assets ......................       17,148       13,242
Current liabilities ....................        1,906        1,135
Noncurrent liabilities .................         --           --


                                                         Twelve Months Ended December 31,
                                                        ---------------------------------
                                                         1997         1996         1995
                                                        -------      -------      -------
Net sales ........................................      $20,162      $ 5,020      $   771
Gross profit .....................................        8,374        2,289          372

Net income from continuing operations ............        1,495          561          (29)


         The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur. As of December 31, 1997, the maximum amount of Senior Indebtedness the Company and its Subsidiary Guarantors collectively, and in the aggregate, could incur was $45,000.


19.  SUBSEQUENT EVENTS:

         On March 4, 1998, the Company signed an agreement to purchase substantially all of the assets of Masterview Window Company, LLC. (the "Acquisition" or "Masterview"), a privately held aluminum window and door company located in Phoenix, Arizona, for approximately $27.0 million including fees and other expenses. On March 27, 1998, the Company completed the transaction. The Company financed the Acquisition through a new amended and restated credit agreement provided by Bankers Trust Company. The new facility includes a $17.5 million term loan with the remainder of the purchase price of $10.0 million being drawn from the present $20.0 million revolving credit facility. The amended and restated credit agreement is for six and one-half years expiring September 2004.

         The acquisition will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder allocated to goodwill. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") was approximately $20 million, which will be amortized over 40 years. The results of operations for the acquired business will be included in the Company's consolidated financial statements beginning March 27, 1998.

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                                                    PAGE
Valuation and Qualifying Accounts................................................................    S-2


                        VALUATION AND QUALIFYING ACCOUNTS

                                                                      COLUMN C-ADDITIONS
                                                                    ------------------------
                                                       COLUMN B -     (1)          (2)
                                                       BALANCE AT   CHARGED TO    ACQUIRED     COLUMN D -     COLUMN E -
                                                       BEGINNING    COSTS AND     THROUGH      DEDUCTIONS -   BALANCE AT
COLUMN A - DESCRIPTION                                 OF PERIOD    EXPENSES     ACQUISITION   WRITE-OFFS(a) END OF PERIOD
----------------------                                 ----------   ----------   -----------   ------------- -------------
 Allowance for doubtful accounts:

       Year ended December 31, 1995 ..............      $ 1,300      $   486      $  --        $  (631)        $ 1,155

       Year ended December 31, 1996 ..............      $ 1,155      $    49      $   237      $    56         $ 1,497

       Year ended December 31, 1997 ..............      $ 1,497      $   480      $   250      $(1,619)        $   608

Allowance for excess and obsolete inventories:

       Year ended December 31, 1995 ..............      $  --        $ 2,000      $  --        $(1,440)        $   560

       Year ended December 31, 1996 ..............      $   560      $   816      $  --        $  (240)        $ 1,136

       Year ended December 31, 1997 ..............      $ 1,136      $  --        $   250      $  (892)        $   494


(a)      NET OF RECOVERIES

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBITS
   -------                         -----------------------
      2.1  --  Stock Purchase Agreement by and among HMTF Acquisition Corp., Atrium Corporation and the Selling
               Securityholders dated as of November 7, 1996 (1)

      2.2  --  Securities Exchange Agreement among Atrium Corporation, FCI Holding Corp, Heritage Fund I, L.P. Randall
               Fojtasek, et. al.  dated August 22, 1996, as amended (1)

      2.3  --  Stock Purchase Agreement by and among Fojtasek Companies, Inc., Howard S. Saffan, Leslie Goldbloom and Kevin
               Schumacher dated August 22, 1996, as amended (1)

      3.1  --  Certificate of Incorporation of Atrium Companies, Inc., as amended (1)

      3.2  --  Bylaws of Atrium Companies, Inc.(1)

      3.3  --  Certificate of Incorporation of Vinyl Building Specialties of Connecticut, Inc. (1)

      3.4  --  Bylaws of Vinyl Building Specialties of Connecticut, Inc. (1)

      3.5  --  Certificate of Incorporation of Bishop Manufacturing Co. of New York, Inc. (1)

      3.6  --  Bylaws of Bishop Manufacturing Co. of New York, Inc. (1)

      3.7  --  Certificate of Incorporation of Bishop Manufacturing Company, Incorporated (1)

      3.8  --  Bylaws of Bishop Manufacturing Company, Incorporated (1)

      3.9  --  Certificate of Incorporation of Bishop Manufacturing Company of New England, Inc. (1)

      3.10 --  Bylaws of Bishop Manufacturing Company of New England, Inc. (1)

      3.11 --  Articles of Incorporation of H-R Window Supply, Inc. (1)

      3.12 --  Bylaws of H-R Window Supply, Inc. (1)

      3.13 --  Amendment to Certificate of Incorporation for Atrium Door and Window Company of the Northeast
               (formerly Bishop Manufacturing Company, Incorporated) incorporated by reference from the Form
               8-K dated December 1, 1997, SEC File No. 333-20095-02

      3.14 --  Amendment to Certificate of Incorporation for Atrium Door and Window Company of the New York (formerly Bishop
               Manufacturing Company of New York, Inc.) incorporated by reference from the Form 8-K dated December 1, 1997, SEC File
               No. 333-20095-04

      3.15 --  Amendment to Certificate of Incorporation for Atrium Door and Window Company of the New England (formerly Bishop
               Manufacturing Company of New England, Inc.) incorporated by reference from the Form 8-K dated December 1, 1997, SEC
               File No. 333-20095-03

      3.16 --  Amendment to Certificate of Incorporation for Atrium Door and Window Company - West Coast (formerly
               H-R Window Supply, Inc.) incorporated by reference from the Form 8-K dated December 1, 1997,
               SEC File No. 333-20095-05

      4.1  --  Exchange and Registration Rights Agreement made as of November 27, 1996 by and among Atrium Companies, Inc., the Subsidiary Guarantors and BT Securities Corporation (1)

      4.2  --  Indenture dated as of November 27, 1996 by and among Atrium Companies, Inc., the Subsidiary Guarantors and
               United States Trust Company of New York (1)

      10.1 --  Financial Advisory Agreement dated as of November 27, 1996 among Atrium Corporation, the Company and Hicks,
               Muse & Co. Partners, L.P. (1)

      10.2 --  Stockholders Agreement dated as of November 27, 1996, by and among Atrium Corporation, the securityholders listed therein and Hicks, Muse, Tate & Furst Incorporated (1)

      10.3 --  Indemnification Agreement dated as of November 27, 1996 by and between Atrium Corporation and Randall S.
               Fojtasek, together with a schedule identifying substantially identical documents and setting forth material details in which those documents differ from the foregoing documents (1)

      10.4 --  Credit Agreement by and among Atrium Companies, Inc., the Banks, Parties thereto, and Bankers Trust Company dated November 27, 1996 (1)


      10.5 --  Monitoring and Oversight Agreement among Atrium Corporation, the Company and Hicks, Muse & Co. Partners,
               L.P. dated November 27, 1996 (1)

      10.6 --  Atrium Indemnification Escrow Agreement among Hicks, Muse, Tate & Furst Equity Fund III, L.P., the Company, Randall S. Fojtasek, Heritage Fund I, L.P., and Citibank N.A. dated November
               27, 1996 (1)

      10.7 --  Bishop Indemnification Escrow Agreement among Hicks, Muse, Tate & Furst Equity Fund III, L.P., the Company,
               Howard S. Saffan and Citibank N.A. dated November 27, 1996(1)

      10.8 --  Atrium Corporation 1996 Stock Purchase Plan (1)

      10.9 --  Atrium Corporation 1996 Stock Option Plan (1)

      10.10--  Employment Agreement dated November 7, 1996 between Atrium Corporation and Randall S. Fojtasek (1)

      10.11--  Employment Agreement between the Company and Jeff L. Hull dated January 1, 1998 (2)

      10.12--  Employment Agreement between the Company and Horace T. Hicks dated January 1, 1998 (2)

      10.13--  Employment Agreement between the Company and Louis W. Simi, Jr. dated January 1, 1998 (2)

      10.14--  Employment Agreement between the Company and Arthur G. Frost dated January 1, 1998 (2)

      10.15--  Escrow Agreement dated July 3, 1995 among Fojtasek/Heritage Acquisition Company, The Company, Randall
               Fojtasek and the First National Bank of Boston (1)

      10.16--  Non-Competition Agreement dated July 3, 1995 by and among Randall
               Fojtasek and Fojtasek/Heritage Acquisition Company (1)

      10.17--  Atrium Lease Agreement, as amended (1)

      10.18--  H-R Windows Lease Agreement (1)

      10.19--  Second Amendment to the Atrium Lease Agreement (2)

      10.20--  First Amendment to the H-R Windows Lease Agreement (2)

      12.1 --  Computation of Ratio of Earnings to Fixed Charges (2)

      21.1 --  Subsidiaries of the Company (2)

      24.1 --  Powers of Attorney (set forth on signature page) (2)

      27.1 --  Financial Data Schedule (2)


---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4, dated April 4, 1997, SEC File No. 333-20095.
(2)  Filed herewith.