Form 10-K/A
period 1997-12-31
ATRIUM COMPANIES INC
filed 1998-04-08
CIK 1029336

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K/A

(Mark one)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ______ to ______.


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


                                   ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                                   By: /s/ JEFF L. HULL
                                      --------------------------------
                                           Jeff L. Hull
                                           Chief Financial Officer and Secretary

                                   Date: April 7, 1998


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                 CAPACITY                                  DATE
               ---------                                 --------                                  ----

               *                              President, Chief Executive Officer and         April 7, 1998
      ----------------------                  Director (Principal Executive Officer)
      Randall S. Fojtasek


      /s/ JEFF L. HULL                        Chief Financial Officer and Secretary          April 7, 1998
      ----------------------
      Jeff L. Hull                            (Principal Financial Officer)


               *                              Corporate Controller                           April 7, 1998
      ----------------------
      Eric W. Long                            (Principal Acounting Officer)


               *                              Director                                       April 7, 1998
      ----------------------
      John R. Muse


               *                              Director                                       April 7, 1998
      ----------------------
      Michael J. Levitt


               *                              Director                                       April 7, 1998
      ----------------------
      Stephen M. Humphrey


               *                              Director                                       April 7, 1998
      ----------------------
      C. Dean Metropoulos


               *                              Director                                       April 7, 1998
      ----------------------
      Michel Reichert



         Jeff L. Hull, by signing his name hereto, signs and executes this document on behalf of each of the above-named officers and directors of Atrium Companies, Inc. on the 7th day of April, 1998, pursuant to powers of attorney executed on behalf of each of such officers and directors, and contemporaneously filed hereunto with the Securities and Exchange Commission.

                                    *  By: /s/ JEFF L. HULL
                                           ------------------------------------
                                               Jeff L. Hull
                                               Attorney-in-Fact

                                       Date:   April 7, 1998

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBITS
     ------     --------------------------------------------------------------------
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

       10.8  -- Atrium Corporation 1996 Stock Purchase Plan (1)

       10.9  -- Atrium Corporation 1996 Stock Option Plan (1)

       10.10 -- Employment Agreement dated November 7, 1996 between Atrium
                Corporation and Randall S. Fojtasek (1)

       10.11 -- Employment Agreement between the Company and Jeff L. Hull dated
                January 1, 1998 (2)

       10.12 -- Employment Agreement between the Company and Horace T. Hicks dated January 1, 1998 (2)

       10.13 -- Employment Agreement between the Company and Louis W. Simi, Jr.
                dated January 1, 1998 (2)

       10.14 -- Employment Agreement between the Company and Arthur G. Frost dated January 1, 1998 (2)

       10.15 -- Escrow Agreement dated July 3, 1995 among Fojtasek/Heritage
                Acquisition Company, The Company, Randall Fojtasek and the First
                National Bank of Boston (1)

       10.16 -- Non-Competition Agreement dated July 3, 1995 by and among
                Randall Fojtasek and Fojtasek/Heritage Acquisition Company (1)

       10.17 -- Atrium Lease Agreement, as amended (1)

       10.18 -- H-R Windows Lease Agreement (1)

       10.19 -- Second Amendment to the Atrium Lease Agreement (2)

       10.20 -- First Amendment to the H-R Windows Lease Agreement (2)

       12.1  -- Computation of Ratio of Earnings to Fixed Charges (2)

       21.1  -- Subsidiaries of the Company (2)

       24.1  -- Powers of Attorney (3)

       27.1  -- Financial Data Schedule (2)

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4, dated April 4, 1997, SEC File No. 333-20095.

(2) Previously filed in the Registrant's Form 10-K, dated March 27, 1998.

(3) Filed herewith.