Form 10-Q
period 1998-03-31
ATRIUM COMPANIES INC
filed 1998-05-15
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1998

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                       Commission File Number: 333-20095


                             ATRIUM COMPANIES, INC.
             ---------------------------------------------------------
              (Exact name of registrant as specified in its charter)


               DELAWARE                                    75-2642488
    ---------------------------------               --------------------------
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

                             ATRIUM COMPANIES, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
                                      INDEX


                                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..........................3

         Consolidated Statements of Operations for the Quarters Ended March 31, 1998 and 1997............4

         Consolidated Statements of Comprehensive Income for the Quarters Ended
         March 31, 1998 and 1997.........................................................................5

         Consolidated Statement of Stockholders Equity (Deficit) for the Quarter
         Ended March 31, 1998............................................................................6

         Consolidated Statements of Cash Flows for the Quarters Ended March 31, 1998 and 1997............7

         Notes to Consolidated Financial Statements...................................................8-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................12-13



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................14

Items 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K...............................................................14


Signatures..............................................................................................14


Exhibit Index...........................................................................................15


                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                              MARCH 31,             DECEMBER 31,
                                                                                1998                    1997
                                                                         --------------------    --------------------
                                ASSETS                                       (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents...................................             $      1,989            $         1
     Equity securities - available for sale......................                       82                     27
     Accounts receivable, net....................................                   28,619                 24,376
     Inventories.................................................                   20,806                 16,534
     Prepaid expenses and other current assets...................                    1,477                  1,608
     Deferred tax asset..........................................                      692                    692
                                                                              ------------            -----------
        Total current assets.....................................                   53,665                 43,238

PROPERTY, PLANT, AND EQUIPMENT, net..............................                   18,983                 16,388
GOODWILL, net....................................................                   36,131                 14,884
DEFERRED FINANCING COSTS, net....................................                    5,310                  4,961
OTHER ASSETS.....................................................                    4,003                  3,904
                                                                              ------------            -----------
        Total assets.............................................             $    118,092            $    83,375
                                                                              ============            ===========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current portion of notes payable............................             $      1,750            $         -
     Accounts payable............................................                   15,013                 10,007
     Accrued liabilities.........................................                    9,544                  7,102
                                                                              ------------            -----------
        Total current liabilities................................                   26,307                 17,109

LONG-TERM LIABILITIES:
     Notes payable...............................................                  125,750                100,000
     Deferred tax liability......................................                    1,058                  1,058
                                                                              ------------            -----------
           Total long-term liabilities...........................                  126,808                101,058
                                                                              ------------            -----------
           Total liabilities.....................................                  153,115                118,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
     Common stock $.01 par value, 3,000 shares authorized,
        100 shares issued and outstanding........................                        -                      -
     Paid-in capital.............................................                   33,431                 32,790
     Accumulated deficit.........................................                  (68,430)               (67,503)
     Accumulated other comprehensive income......................                      (24)                   (79)
                                                                              ------------            -----------
           Total stockholder's deficit...........................                  (35,023)               (34,792)
                                                                              ------------            -----------
                 Total liabilities and stockholder's deficit.....             $    118,092            $    83,375
                                                                              ============            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               1998                 1997
                                                           -----------           ----------

NET SALES..............................................     $   42,669           $   37,846
COST OF GOODS SOLD.....................................         28,730               24,565
                                                            ----------           ----------
    Gross profit.......................................         13,939               13,281

OPERATING EXPENSES:
    Selling, delivery, general and administrative
      expenses ........................................         11,208               10,054
    Stock option compensation expense..................            341                   52
                                                            ----------           ----------
                                                                11,549               10,106
                                                            ----------           ----------
         Income from operations........................          2,390                3,175

INTEREST EXPENSE.......................................          2,862                2,781
OTHER INCOME (EXPENSE), net............................             56                  (55)
                                                            ----------           ----------

         Income (loss) before income taxes.............           (416)                 339

PROVISION FOR INCOME TAXES.............................            (39)                 128
                                                            ----------           ----------

NET INCOME (LOSS)......................................     $     (377)          $      211
                                                            ==========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    1998                 1997
                                                                             ---------------      ---------------

Net income (loss).........................................................    $         (377)      $          211
Other comprehensive income:...............................................
    Unrealized gains on securities:.......................................
       Unrealized holding gains arising during the period.................                55                   29
       Less: reclassification adjustment for gains included in net income.                 -                    -
                                                                              --------------       --------------
    Comprehensive income..................................................    $         (322)      $          240
                                                                              ==============       ==============


The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                            CONSOLIDATED STATEMENT OF
                         STOCKHOLDER'S EQUITY (DEFICIT)
                      FOR THE QUARTER ENDED MARCH 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                        ACCUMULATED
                                           COMMON STOCK                                    OTHER          TOTAL
                                      -----------------------  PAID-IN    ACCUMULATED  COMPREHENSIVE  STOCKHOLDER'S
                                        SHARES      AMOUNT     CAPITAL      DEFICIT        INCOME        DEFICIT
                                      -------------------------------------------------------------------------------

Balance, December 31, 1997............       100    $     -    $  32,790    $ (67,503)   $       (79)   $   (34,792)
   Contributions from Holding.........         -          -          300            -              -            300
   Distributions to Holding...........         -          -            -         (550)             -           (550)
   Stock option compensation expense..         -          -          341            -              -            341
   Other comprehensive income.........         -          -            -            -             55             55
   Net loss...........................         -          -            -         (377)             -           (377)
                                        --------    -------    ---------    ---------    -----------    -----------
Balance, March 31, 1998...............       100    $     -    $  33,431    $ (68,430)   $       (24)   $   (35,023)
                                        ========    =======    =========    =========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      1998               1997
                                                                                  --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ......................................................     $       (377)      $        211
     Adjustments to reconcile net income (loss) to net cash provided by operating activities: ..................................................
        Depreciation and amortization........................................              943                748
        Amortization of deferred financing costs.............................              160                155
        Stock option compensation expense....................................              341                 52
        Gain on retirement of assets.........................................              (32)                (8)
        Changes in assets and liabilities, net of acquisition in 1998: ......
         Accounts receivable, net............................................           (1,145)            (2,620)
         Inventories.........................................................           (2,551)            (1,392)
         Prepaid expenses and other current assets...........................              318             (1,110)
         Accounts payable....................................................            5,425              1,206
         Accrued liabilities.................................................            1,510              1,932
                                                                                  ------------       ------------
              Net cash provided by (used in) operating activities............            4,592               (826)
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment..............................             (495)              (428)
     Proceeds from asset sales...............................................               37                 10
     Payment for acquisition, net of cash acquired...........................          (26,526)                 -
     Increase in other assets................................................             (228)              (404)
     Purchases of equity securities..........................................                -               (458)
                                                                                  ------------       ------------
         Net cash used in investing activities...............................          (27,212)            (1,280)
                                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of note payable..................................           17,500                  -
     Net borrowings under revolving credit facility..........................           10,000                622
     Checks drawn in excess of bank balances.................................           (2,135)               985
     Deferred financing costs................................................             (507)              (190)
     Contributions from Holding..............................................              300                 90
     Distributions to Holding................................................             (550)                 -
                                                                                  ------------       ------------
         Net cash provided by financing activities...........................           24,608              1,507
                                                                                  ------------       ------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS........................            1,988               (599)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................                1                617
                                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................     $      1,989       $         18
                                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE:
     Cash paid (received) during the period for:
         Interest............................................................     $         46       $         11
         Income taxes, net of refunds........................................             (199)               (48)


The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

The unaudited consolidated financial statements of Atrium Companies, Inc. (the "Company") for the quarters ended March 31, 1998 and 1997, and as of March 31, 1998 and December 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 1997, 1996 and 1995 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). This statement, which the Company is required to adopt in 1998, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted FAS 130 beginning January 1, 1998.

2.       EQUITY SECURITIES - AVAILABLE FOR SALE:

Investments in equity securities - available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded as other comprehensive income in stockholder's equity.

3.       INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following:


                                                       MARCH 31,           DECEMBER 31,
                                                         1998                 1997
                                                  -----------------    -----------------

 Raw materials.................................    $       17,937       $       13,653
 Work-in-process...............................               762                  705
 Finished goods................................             3,851                4,056
                                                   --------------       --------------
                                                           22,550               18,414
 LIFO reserve..................................            (1,744)              (1,880)
                                                   --------------       --------------
                                                   $       20,806       $       16,534
                                                   ==============       ==============


4.       NOTES PAYABLE:

Notes payable consisted of the following:


                                                                         MARCH 31,           DECEMBER 31,
                                                                           1998                 1997
                                                                     -----------------    -----------------

                    Senior subordinated notes.....................    $      100,000       $      100,000
                    Senior term loan facility.....................            17,500                    -
                    Revolving credit facility.....................            10,000                    -
                                                                      --------------       --------------
                                                                             127,500              100,000
                    Current portion of notes payable..............             1,750                    -
                                                                      --------------       --------------
                                                                      $      125,750       $      100,000
                                                                      ==============       ==============


In connection with the acquisition of Masterview Window Company, L.L.C. (the "Acquisition"), the Company entered into an amended and restated credit agreement (the "Credit Agreement") with Bankers Trust Company, dated as of March 27, 1998. The Credit Agreement provided for a $17,500 senior term loan facility and a $20,000 revolving credit facility (collectively, the "Credit Facility"). Annual unused commitment fees are 0.5% of the unborrowed portion of the $20,000 revolving credit facility. Borrowing rates are based upon the lender's prime rate plus a margin of 1.25% or a Euro-dollar based rate plus a margin of 2.25%. The term loan is payable in equal quarterly installments aggregating $1,200 in 1998, $2,200 in 1999, $3,000 in 2000, $3,200 in 2001, $3,400 in 2002, $3,600 in
2003, with the remaining payment of $900 due and payable on March 31, 2004.

The Company is required to make mandatory prepayments of the term loan and, after repayment in full of the term loan, reductions of the revolving credit commitments (along with a corresponding repayment of revolving loans in excess of the reduced commitment), at times and subject to certain exceptions, in respect of (a) 100% of the net proceeds of issuances of equity and debt, sales of assets, and condemnations and casualty proceeds, and (b) with respect to the term loans only, 75% of excess cash flow (subject to reductions to 50% based on the Company meeting a certain leverage ratio). The Credit Facility terminates on March 31, 2004.


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


6.        ACQUISITIONS:

MASTERVIEW ASSET PURCHASE:

On March 27, 1998, through its newly-formed subsidiary, Atrium Door and Window Company of Arizona ("ADW-Arizona"), the Company acquired substantially all of the assets of Masterview Window Company, L.L.C. ("Masterview"), a privately held window and door company located in Phoenix, Arizona, for approximately $26,500 including fees and other transaction expenses. The Company financed the Acquisition through its Credit Facility, which included a $17,500 senior term loan with the remainder of the purchase price of approximately $9,000 being drawn from the $20,000 revolving credit facility.

The Acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder allocated to goodwill. The purchase price allocation, preliminary in nature and subject to change, is as follows:


Cash and cash equivalents....................................      $           3
Accounts receivable, net.....................................              3,099
Inventories..................................................              1,721
Prepaid expenses and other current assets....................                189
Property, plant and equipment, net...........................              2,738
Other noncurrent assets......................................                146
Goodwill.....................................................             21,282
Current liabilities..........................................             (2,649)
                                                                   -------------
      Total purchase price...................................      $      26,529
                                                                   =============


The Company's Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 include the operations of Atrium Door and Window Company-West Coast ("ADW-West Coast") and ADW-Arizona from the dates of acquisition, July 1, 1997 and March 27, 1998, respectively. The following table presents the historical consolidated operating results of the Company for the three months ended March 31, 1998 and 1997, compared to pro forma operating results for such periods. The following unaudited pro forma information presents consolidated operating results as though the acquisitions of ADW-West Coast and ADW-Arizona had occurred at the beginning of the periods presented:


                                      Quarter Ended March 31, 1998           Quarter Ended March 31, 1997
                                    --------------- -- ---------------     -------------- --- ---------------
                                        Actual           Pro Forma            Actual            Pro Forma
                                    ---------------    ---------------     --------------     ---------------

      Net sales...................    $    42,669        $    48,888         $    37,846        $    46,906
      Net income (loss)...........           (377)               (61)                211                344



7.       SUBSIDIARY GUARANTORS:

         In connection with the issuance of the Senior Subordinated Notes (the "Notes"), the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis by its wholly-owned subsidiaries: Atrium Door and Window Company of the Northeast ("ADW-Northeast"), ADW-West Coast and ADW-Arizona (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of ADW-West Coast and ADW-Arizona are included since July 1, 1997 and March 27, 1998, respectively, the dates of acquisition. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

Following is summarized combined financial information pertaining to these Subsidiary Guarantors:


                                                                   March 31,          December 31,
                                                                     1998                 1997
                                                               ------------------  -------------------

   Current assets.............................................   $       16,824      $       12,399
   Noncurrent assets..........................................           41,235              17,148
   Current liabilities........................................            4,477               1,906
   Noncurrent liabilities.....................................                -                   -

                                                                      Quarter Ended March 31,
                                                               ---------------------------------------
                                                                      1998                1997
                                                               ------------------- -------------------

   Net sales..................................................   $        4,329      $        2,769
   Gross profit...............................................            1,567               1,109
   Net income from continuing operations......................              (38)                 44

The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur. As of March 31, 1998, the maximum amount of Senior Indebtedness the Company and its Subsidiary Guarantors collectively, and in the aggregate, could incur was $45,000.

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

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in significant increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the quarter ended March 31, 1998 are not necessarily indicative of results expected for the full year.

NET SALES. Net Sales increased by $4,823 from $37,846 during the first quarter of 1997 to $42,669 during the first quarter of 1998. The increase was primarily due to sales from ADW-West Coast, acquired in July of 1997. Additionally, the Company experienced growth at Atrium Wood, which was awarded a national patio door sales contract during the second quarter of 1997, at Extruders, due to the addition of a significant customer, and at Kel-Star Building Products, due to continued growth since its acquisition in July of 1996.

COST OF SALES. Cost of sales increased from 64.9% of net sales during the first quarter of 1997 to 67.3% of net sales during the first quarter of 1998. The increase was due largely to increases in direct labor and raw material costs, which were partially offset by improvements in material costs at the Atrium Wood division, due to the product reengineering which occurred during 1997, as well as the absorption of certain fixed overhead costs over a larger revenue base.

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $1,154 from $10,054 (26.6% of net sales during the first quarter of 1997) to $11,208 (26.3% of net sales during the first quarter of 1998). The increase was primarily due to the inclusion of three months of selling, delivery, general and administrative expenses of ADW-West Coast, acquired in July of 1997, as well as an increase in amortization expense related to software implementation costs, resulting from additional amounts capitalized during 1997. Additionally, delivery and selling expenses increased due to the increase in sales.

STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense increased $289 from $52 during the first quarter of 1997 to $341 during the first quarter of 1998. In addition to normal recurring stock option compensation expense of $105, the Company recorded a one time charge of $236 associated with certain variable options.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $20,000 revolving credit facility with Bankers Trust Company, which expires March 2004. Borrowings under the revolving credit facility were $10,000 at March 31, 1998, excluding outstanding letters of credit, totaling $809. Letters of credit secure workers compensation benefit payments and certain other obligations. Because of the seasonal nature of the business, the Company's borrowing requirements are traditionally highest during the second quarter. At March 31, 1998 the Company had additional borrowing capacity of approximately $9,191.

Cash provided by operations was $4,592 for the quarter ended March 31, 1998 as compared to cash used in operations of $826 for the same period in 1997. The increase in cash provided by operations in the 1998 quarter was primarily due to decreased prepaid expenses related to a property damage loss which occurred during the first quarter of 1997 and was subsequently reimbursed by the Company's insurance carrier. Additionally, increased accounts payable contributed to the increase in cash provided by operations.

Capital expenditures totaled $495 in the quarter ended March 31, 1998, compared to $428 during the same quarter in 1997. Expenditures in the 1998 period were primarily used to increase capacity of and further automate the Company's extrusion and window manufacturing plants, and to further enhance the Company's management information systems.

YEAR 2000

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


                                      ATRIUM COMPANIES, INC.
                                      (Registrant)

Date:  May 15, 1998                   By:  /s/ Jeff L. Hull
      -----------------------              -------------------------------------
                                           Jeff L. Hull
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer)


Date:  May 15, 1998                   By:  /s/ Eric W. Long
      -----------------------              -------------------------------------
                                           Eric W. Long
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit                       Description
         -------                       -----------
            27                         Financial Data Schedule


