Form 10-Q
period 1998-06-30
ATRIUM COMPANIES INC
filed 1998-08-14
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                              -------------------------------------------------

                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  --------------------

Commission File Number:                   333-20095
                       --------------------------------------------------------

                             ATRIUM COMPANIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        75-2642488
-------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


   1341 W. MOCKINGBIRD LANE, SUITE 1200W, DALLAS, TEXAS 75247, (214) 630-5757
-------------------------------------------------------------------------------
                    (Address of principal executive offices, including zip code and telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No
                                                ----   ----

                             ATRIUM COMPANIES, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997...........................3

         Consolidated Statements of Operations for the Three and Six Months Ended
         June 30, 1998 and 1997........................................................................4-5

         Consolidated Statements of Comprehensive Income for the Three and Six Months
         Ended June 30, 1998 and 1997..................................................................6-7

         Consolidated Statement of Stockholders Equity (Deficit) for the Six Months
         Ended June 30, 1998.............................................................................8

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997...........9

         Notes to Consolidated Financial Statements..................................................10-13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................14-15



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................16

Items 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K...............................................................16


Signatures..............................................................................................16


Exhibit Index...........................................................................................17

                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            JUNE 30,        DECEMBER 31,
                                                                             1998               1997
                                                                          ----------         ----------
                                ASSETS                                    (UNAUDITED)
 CURRENT ASSETS:
      Cash and cash equivalents ..................................        $        1         $        1
      Equity securities - available for sale .....................               113                 27
      Accounts receivable, net ...................................            34,005             24,376
      Inventories ................................................            19,091             16,534
      Prepaid expenses and other current assets ..................               988              1,608
      Deferred tax asset .........................................               692                692
                                                                          ----------         ----------
         Total current assets ....................................            54,890             43,238

 PROPERTY, PLANT, AND EQUIPMENT, net .............................            18,540             16,388
 GOODWILL, net ...................................................            37,550             14,884
 DEFERRED FINANCING COSTS, net ...................................             5,143              4,961
 OTHER ASSETS ....................................................             4,067              3,904
                                                                          ----------         ----------
         Total assets ............................................        $  120,190         $   83,375
                                                                          ==========         ==========

             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

 CURRENT LIABILITIES:
      Current portion of notes payable ...........................        $    1,900         $       --
      Accounts payable ...........................................            17,350             10,007
      Accrued liabilities ........................................             8,122              7,102
                                                                          ----------         ----------
         Total current liabilities ...............................            27,372             17,109

 LONG-TERM LIABILITIES:
      Notes payable ..............................................           123,058            100,000
      Deferred tax liability .....................................             1,058              1,058
      Other long-term liabilities ................................               300                 --
                                                                          ----------         ----------
            Total long-term liabilities ..........................           124,416            101,058
                                                                          ----------         ----------
            Total liabilities ....................................           151,788            118,167

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDER'S EQUITY (DEFICIT):
      Common stock $.01 par value, 3,000 shares authorized,
         100 shares issued and outstanding .......................                --                 --
      Paid-in capital ............................................            33,512             32,790
      Accumulated deficit ........................................           (65,117)           (67,503)
      Accumulated other comprehensive income .....................                 7                (79)
                                                                          ----------         ----------
            Total stockholder's deficit ..........................           (31,598)           (34,792)
                                                                          ----------         ----------
                  Total liabilities and stockholder's deficit ....        $  120,190         $   83,375
                                                                          ==========         ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              1998               1997
                                                                          ----------         ----------
 NET SALES .......................................................        $   63,813         $   47,431
 COST OF GOODS SOLD ..............................................            41,796             29,814
                                                                          ----------         ----------
     Gross profit ................................................            22,017             17,617

 OPERATING EXPENSES:
     Selling, delivery, general and administrative expenses ......            13,169             10,761
     Stock option compensation expense ...........................               106                151
                                                                          ----------         ----------
                                                                              13,275             10,912
                                                                          ----------         ----------
          Income from operations .................................             8,742              6,705

 INTEREST EXPENSE ................................................             3,379              2,813
 OTHER INCOME (EXPENSE), net .....................................              (279)             1,092
                                                                          ----------         ----------

          Income before income taxes .............................             5,084              4,984

 PROVISION FOR INCOME TAXES ......................................             1,750              1,758
                                                                          ----------         ----------

 NET INCOME ......................................................        $    3,334         $    3,226
                                                                          ==========         ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              1998               1997
                                                                           ----------         ----------
      NET SALES ...................................................        $  106,482         $   85,277
      COST OF GOODS SOLD ..........................................            70,526             54,379
                                                                           ----------         ----------
          Gross profit ............................................            35,956             30,898

      OPERATING EXPENSES:
          Selling, delivery, general and administrative expenses ..            24,377             20,815
          Stock option compensation expense .......................               447                203
                                                                           ----------         ----------
                                                                               24,824             21,018
                                                                           ----------         ----------
               Income from operations .............................            11,132              9,880

      INTEREST EXPENSE ............................................             6,241              5,594
      OTHER INCOME (EXPENSE), net .................................              (223)             1,037
                                                                           ----------         ----------

               Income before income taxes .........................             4,668              5,323

      PROVISION FOR INCOME TAXES ..................................             1,711              1,886
                                                                           ----------         ----------

      NET INCOME ..................................................        $    2,957         $    3,437
                                                                           ==========         ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        1998              1997
                                                                                    ----------        ----------
      Net income ...........................................................        $    3,334        $    3,226
      Other comprehensive income:...........................................
          Unrealized gains on securities:...................................
             Unrealized holding gains (losses) arising during the period ...                31               (19)
                                                                                    ----------        ----------
          Comprehensive income .............................................        $    3,365        $    3,207
                                                                                    ==========        ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      1998            1997
                                                                    --------        --------
Net income .................................................        $  2,957        $  3,437
Other comprehensive income:.................................
    Unrealized gains on securities:.........................
       Unrealized holding gains arising during the period ..              86              10
                                                                    --------        --------
    Comprehensive income ...................................        $  3,043        $  3,447
                                                                    ========        ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                            CONSOLIDATED STATEMENT OF
                         STOCKHOLDER'S EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                       ACCUMULATED
                                                 COMMON STOCK                                             OTHER           TOTAL
                                           ------------------------       PAID-IN       ACCUMULATED   COMPREHENSIVE   STOCKHOLDER'S
                                             SHARES         AMOUNT        CAPITAL         DEFICIT         INCOME          DEFICIT
                                           ----------     ----------     ----------      ----------     ----------      ----------
 Balance, December 31, 1997 .............         100     $       --     $   32,790      $  (67,503)    $      (79)     $  (34,792)
    Contributions from Holding ..........          --             --            275              --             --             275
    Distributions to Holding ............          --             --             --            (571)            --            (571)
    Stock option compensation expense ...          --             --            447              --             --             447
    Other comprehensive income ..........          --             --             --              --             86              86
    Net income ..........................          --             --             --           2,957             --           2,957
                                           ----------     ----------     ----------      ----------     ----------      ----------
 Balance, June 30, 1998 .................         100     $       --     $   33,512      $  (65,117)    $        7      $  (31,598)
                                           ==========     ==========     ==========      ==========     ==========      ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         1998               1997
                                                                                     ----------         ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ............................................................        $    2,957         $    3,437
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ......................................             2,154              1,533
         Amortization of deferred financing costs ...........................               326                322
         Stock option compensation expense ..................................               447                203
         Gain on retirement of assets .......................................               (37)                (9)
         Gain on sale of equity securities ..................................                --                 (2)
         Deferred tax provision .............................................                --                214
         Changes in assets and liabilities, net of acquisition in 1998:
          Accounts receivable, net ..........................................            (6,531)            (4,824)
          Inventories .......................................................              (922)            (6,245)
          Prepaid expenses and other current assets .........................               818               (122)
          Accounts payable ..................................................             3,838              3,575
          Accrued liabilities ...............................................              (299)             1,009
                                                                                     ----------         ----------
               Net cash provided by (used in) operating activities ..........             2,751               (909)
                                                                                     ----------         ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment ............................              (877)            (1,259)
      Proceeds from sale of assets ..........................................                56                 11
      Purchases of equity securities ........................................                --               (480)
      Proceeds from sale of equity securities ...............................                --                375
      Payment for acquisition, net of cash acquired .........................           (26,780)                --
      Increase in other assets ..............................................            (1,082)            (1,168)
                                                                                     ----------         ----------
          Net cash used in investing activities .............................           (28,683)            (2,521)
                                                                                     ----------         ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of note payable ................................            17,500                 --
      Payment on note payable ...............................................              (400)                --
      Net borrowings under revolving credit facility ........................             7,858              2,447
      Checks drawn in excess of bank balances ...............................             1,777                807
      Deferred financing costs ..............................................              (507)              (419)
      Contributions from Holding ............................................               275                196
      Distributions to Holding ..............................................              (571)              (110)
                                                                                     ----------         ----------
          Net cash provided by financing activities .........................            25,932              2,921
                                                                                     ----------         ----------

 NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS ......................                --               (509)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................                 1                617
                                                                                     ----------         ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................        $        1         $      108
                                                                                     ==========         ==========

 SUPPLEMENTAL DISCLOSURE:
      Cash paid (received) during the period for:
          Interest ..........................................................        $    5,795         $    4,915
          Income taxes, net of refunds ......................................              (209)            (1,229)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

The unaudited consolidated results of operations of Atrium Companies, Inc. (the "Company") for the three months and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997 and financial position as of June 30, 1998 and December 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3.       INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following:

                                                        JUNE 30,         DECEMBER 31,
                                                         1998               1997
                                                      ----------         ----------
                     Raw materials ...........        $   15,293         $   13,653
                     Work-in-process .........               681                705
                     Finished goods ..........             4,456              4,056
                                                      ----------         ----------
                                                          20,430             18,414
                     LIFO reserve ............            (1,339)            (1,880)
                                                      ----------         ----------
                                                      $   19,091         $   16,534
                                                      ==========         ==========

4.       NOTES PAYABLE:

Notes payable consisted of the following:

                                                                       JUNE 30,       DECEMBER 31,
                                                                         1998              1997
                                                                     ----------        ----------
                     Senior subordinated notes ..............        $  100,000        $  100,000
                     Senior term loan facility ..............            17,100                --
                     Revolving credit facility ..............             7,858                --
                                                                     ----------        ----------
                                                                        124,958           100,000
                     Current portion of notes payable .......             1,900                --
                                                                     ----------        ----------
                                                                     $  123,058        $  100,000
                                                                     ==========        ==========

In connection with the acquisition of Masterview Window Company, LLC (the "Acquisition"), the Company entered into an amended and restated credit agreement (the "Credit Agreement") with Bankers Trust Company, dated as of March 27, 1998. The Credit Agreement provided for a $17,500 senior term loan facility and a $20,000 revolving credit facility (collectively, the "Credit Facility"). Annual unused commitment fees are 0.5% of the unborrowed portion of the $20,000 revolving credit facility. Borrowing rates are based upon the lender's prime rate plus a margin of 1.25% or a Euro-dollar based rate plus a margin of 2.25%. The term loan is payable in equal quarterly installments aggregating $1,200 in 1998, $2,200 in 1999, $3,000 in 2000, $3,200 in 2001, $3,400 in 2002, $3,600 in
2003, with the remaining payment of $900 due and payable on March 31, 2004.

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


6.       ACQUISITIONS:

MASTERVIEW ASSET PURCHASE:

On March 27, 1998, through its newly-formed subsidiary, Atrium Door and Window Company of Arizona ("ADW-Arizona"), the Company acquired substantially all of the assets of Masterview Window Company, LLC ("Masterview"), a privately held window and door company located in Phoenix, Arizona, for approximately $26,800 including fees and other transaction expenses. The Company financed the Acquisition through its Credit Facility, which included a $17,500 senior term loan with the remainder of the purchase price of approximately $9,300 being drawn from the $20,000 revolving credit facility.

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

Cash and cash equivalents....................................      $           3
Accounts receivable, net.....................................              3,099
Inventories..................................................              1,635
Prepaid expenses and other current assets....................                206
Property, plant and equipment, net...........................              2,702
Goodwill.....................................................             22,485
Current liabilities..........................................             (3,047)
Long-term liabilities........................................               (300)
                                                                   -------------
      Total purchase price...................................      $      26,783
                                                                   =============

The Company's Consolidated Statements of Operations for the three months and six months ended June 30, 1998 and 1997 include the operations of Atrium Door and Window Company-West Coast ("ADW-West Coast") and ADW-Arizona from the dates of acquisition, July 1, 1997 and March 27, 1998, respectively. The following table presents the historical consolidated operating results of the Company for the three months and six months ended June 30, 1998 and 1997, compared to pro forma operating results for such periods. The following unaudited pro forma information presents consolidated operating results as though the acquisitions of ADW-West Coast and ADW-Arizona had occurred at the beginning of the periods presented:

                                     Three Months Ended                     Three Months Ended
                                        June 30, 1998                          June 30, 1997
                                ------------------------------         ------------------------------
                                  Actual            Pro Forma            Actual            Pro Forma
                                -----------        -----------         -----------        -----------
Net sales...................    $    63,813        $    63,813         $    47,431        $    57,302
Net income..................          3,334              3,334               3,226              3,719

                                      Six Months Ended                       Six Months Ended
                                        June 30, 1998                          June 30, 1997
                                ------------------------------         ------------------------------
                                  Actual            Pro Forma            Actual            Pro Forma
                                -----------        -----------         -----------        -----------
Net sales...................    $   106,482        $   112,701         $    85,277        $   104,208
Net income..................          2,957              3,087               3,437              4,018

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


Following is summarized combined financial information pertaining to these Subsidiary Guarantors:

                                                                    June 30,           December 31,
                                                                      1998                 1997
                                                                 --------------      --------------
   Current assets.............................................   $       17,067      $       12,399
   Noncurrent assets..........................................           42,251              17,148
   Current liabilities........................................            3,457               1,906
   Noncurrent liabilities.....................................              300                   -

                                                                    Three Months Ended June 30,
                                                                 ----------------------------------
                                                                      1998                1997
                                                                 --------------      --------------
   Net sales..................................................   $       12,711      $        3,425
   Gross profit...............................................            4,551               1,432
   Net income from continuing operations......................            1,034                 270

                                                                     Six Months Ended June 30,
                                                                 ----------------------------------
                                                                      1998                1997
                                                                 --------------      --------------
   Net sales..................................................   $       17,040      $        6,194
   Gross profit...............................................            6,118               2,541
   Net income from continuing operations......................              996                 314

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


8.       SUBSEQUENT EVENT:

Atrium Corporation ("Holding"), parent company of Atrium Companies, Inc., entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 3, 1998, by and among D and W Holdings, Inc. ("Parent"), D and W Acquisition Corp. ("Sub") and the Securityholders named therein, pursuant to which Sub would merge with and into Holding and Holding would become a wholly-owned subsidiary of Parent (the "Merger"). The Parent and Sub are both newly formed companies of Ardshiel, Inc. and GE Investments (affiliates of General Electric Corporation). The transactions contemplated in the Merger Agreement value the Company at approximately $225 million. The closing of the Merger is dependent upon the expiration of the Hart-Scott-Rodino waiting period and other customary closing conditions as set forth in the Merger Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS AND RISK FACTORS

From time to time, the Company issues statements in public filings (including this Form 10-Q) or press releases, or officers of the Company make public oral statements with respect to the Company that may be considered forward looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. This Quarterly Report on Form 10-Q contains certain forward looking statements, which are identified by words such as "believes," "anticipates," "expects," and words of similar import. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to adjust the forward looking statements contained herein to reflect any change in the Company's expectation with regards thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to the demand for new home construction, interest rates, job formation, migration of the inter/intra-U.S. population, the competitive environment for the Company's products and services, the timing of new orders, the degree of market penetration of the Company's new products and other factors set forth herein or in the Registration Statement and other documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in significant increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of results expected for the full year.

NET SALES. Net Sales increased by $16,382 from $47,431 during the second quarter of 1997 to $63,813 during the second quarter of 1998 and $21,205 from $85,277 during the first six months of 1997 to $106,482 during the first six months of 1998. The increase was primarily due to sales from ADW-West Coast and ADW-Arizona, acquired in July of 1997 and March of 1998, respectively. Additionally, the Company (i) experienced growth at Atrium Wood, which was selected to be the supplier in a national patio door sales program beginning the third quarter of 1997, (ii) the addition of a significant customer at Extruders, and (iii) continued growth at Kel-Star Building Products.

COST OF SALES. Cost of sales increased from 62.9% of net sales during the second quarter of 1997 to 65.5% during the second quarter of 1998 and from 63.8% of net sales during the first six months of 1997 to 66.2% during the first six months of 1998. The increase was due largely to increases in direct labor and raw material costs, which were partially offset by improvements in material costs at the Atrium Wood division, due to the product reengineering which occurred during 1997, as well as the absorption of certain fixed overhead costs over a larger revenue base.

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $2,408 from $10,761 (22.7% of net sales) during the second quarter of 1997 to $13,169 (20.6% of net sales) during the second quarter of 1998 and $3,522 from $20,815 (24.4% of net sales) during the first six months of 1997 to $24,377 (22.9% of net sales) during the first six months of 1998. The increase was primarily due to the inclusion of selling, delivery, general and administrative expenses of ADW-Arizona and ADW-West Coast for three and six months, respectively, as well as an increase in amortization expense related to software implementation costs, resulting from additional amounts capitalized during 1997. Additionally, selling and delivery expenses increased due to the increase in sales.

STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense decreased $45 from $151 during the second quarter of 1997 to $106 during the second quarter of 1998. The 1997 period included normal recurring stock option compensation expense of $52 and a one-time charge of $99 related to the cash redemption of certain options. Stock option compensation expense increased $244 from $203 during the first six months of 1997 to $447 during the first six months of 1998. In addition to normal recurring stock option compensation expense of $211, the Company recorded a one-time charge of $236 associated with certain variable options.

INTEREST EXPENSE. Interest expense increased $566 from $2,813 during the second quarter of 1997 to $3,379 during the second quarter of 1998 and $647 from $5,594 during the first six months of 1997 to $6,241 during the first six months of 1998. The increase was due to an increase in average outstanding debt related to the $17,500 senior term loan issued in connection with the Acquisition, which took place on March 27, 1998.

OTHER INCOME (EXPENSE). Other income (expense) decreased $1,371 from other income of $1,092 during the second quarter of 1997 to other expense of $279 during the second quarter of 1998 and $1,260 from other income of $1,037 during the first six months of 1997 to other expense of $223 during the first six months of 1998. The 1997 periods include an insurance settlement of $1,193 from the business interruption portion of the Company's insurance claim filed as a result of the January 1997 fire at the Extruders facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $20,000 revolving credit facility with Bankers Trust Company, which expires March 2004. Borrowings under the revolving credit facility were $7,858 at June 30, 1998, excluding outstanding letters of credit, totaling $1,309. Letters of credit secure workers compensation benefit payments and certain other obligations. Because of the seasonal nature of the business, the Company's borrowing requirements are traditionally highest during the second quarter. At June 30, 1998 the Company had additional borrowing capacity of approximately $10,833. The Company believes that the combination of cash generated from operations and borrowings available under the revolving credit facility will provide sufficient funds for its capital requirements for the time period.

Cash provided by operations was $2,751 for the first six months of 1998 as compared to cash used in operations of $909 for the same period in 1997. The increase in cash provided by operations in the 1998 period was primarily due to a significant build-up in inventories at Atrium Wood, which occurred during the second quarter of 1997. This increase was due to the selection of Atrium Wood to be the supplier of a national patio door sales program, which began during the third quarter of 1997. Cash used in investing activities increased from $2,521 during the first six months of 1997 to $28,683 during the first six months of 1998, while cash provided by financing activities increased from $2,921 to $25,932 during the same period. The increase in cash used in investing activities and cash provided by financing activities was primarily due to the Acquisition, which totaled approximately $26,800 and was financed with a $17,500 term loan and borrowings under the revolving credit facility of approximately $9,300.

Capital expenditures totaled $877 during the first six months of 1998 compared to $1,259 during the 1997 period. Expenditures during the 1998 period were primarily used to increase capacity of and further automate the Company's extrusion and window manufacturing plants, and to further enhance the Company's management information systems.

YEAR 2000

The Company uses a variety of hardware and software technologies in its operations. Mainframe computer systems are utilized to operate the Company's accounting and certain manufacturing systems. The Company has completed its assessment of the effect of Year 2000 compliance on its management information systems and manufacturing systems. Based on its assessment, the Company believes that substantially all of its systems are currently Year 2000 compliant. The Company also believes that its non-information-technology systems are Year 2000 compliant. The Company estimates that it has spent $400,000 to date to make its system Year 2000 compliant. The Company estimates its future expenditures in order to make its systems fully Year 2000 compliant will be less than $100,000.

If material suppliers of products or services purchased by the Company and others with whom the Company transacts business are not Year 2000 compliant, the Company's results of operations could be negatively impacted. Although the Company has no reason to believe that its material vendors and other material third parties with whom it transacts business are not Year 2000 compliant (or will not be compliant on a timely basis), the Company is unable to determine at this time the effect, if any, such non-compliance would have on the Company's operations. The Company is currently in the process of assessing the Year 2000 readiness of such persons.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the financial position, results of operations or liquidity of the Company. See
Note 5 to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  *2.1 Asset Purchase Agreement dated as of March 4, 1998, among Masterview Window Company, LLC, Atrium Companies, Inc. and, for the limited purposes set forth therein, BancBoston Ventures, Inc.

                  *10.1 Amended and Restated Credit Agreement dated as of March 27, 1998 by and among Atrium Corporation, Atrium Companies, Inc., the Banks party thereto and Bankers Trust Company, as Agent.

                   27      Financial Data Schedule

------
* Incorporated by reference from the Registrant's Report on Form 8-K, dated March 27, 1998 and filed on April 13, 1998.

         (b)      Reports on Form 8-K

                  On April 13, 1998, in accordance with Items 2 and 5 of Form 8-K, the Company filed a Report on Form 8-K announcing the completion of the acquisition of Masterview Window Company, LLC ("Masterview") on March 27, 1998 and the terms of the related financing through an amended and restated credit agreement with Bankers Trust Company, dated March 27, 1998. The report also included the financial statements of Masterview as of and for the year ended December 31, 1997, in accordance with Item 7 of Form 8-K.

                  On June 12, 1998, the Company filed a Report on Form 8-K/A to amend the Company's Report on Form 8-K dated March 27, 1998 and filed on April 13, 1998 to include the financial statements and pro forma financial information required by
                  Item 7 of Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ATRIUM COMPANIES, INC.
                                        (Registrant)

Date:  August 14, 1998                  By:  /s/ JEFF L. HULL
     ------------------                    -----------------------------------
                                             Jeff L. Hull
                                             Chief Financial Officer and
                                             Secretary (Principal Financial
                                             Officer)

                                  EXHIBIT INDEX

         Exhibit                                 Description
         -------                                 -----------
         *2.1            Asset Purchase Agreement dated as of March 4, 1998,
                         among Masterview Window Company, LLC, Atrium Companies,
                         Inc. and, for the limited purposes set forth therein,
                         BancBoston Ventures, Inc.

         *10.1           Amended and Restated Credit Agreement dated as of March
                         27, 1998 by and among Atrium Corporation, Atrium
                         Companies, Inc., the Banks party thereto and Bankers
                         Trust Company, as Agent.

          27             Financial Data Schedule



------------------

* Incorporated by reference from the Registrant's Report on Form 8-K, dated March 27, 1998 and filed on April 13, 1998.