Form 10-Q
period 1998-09-30
ATRIUM COMPANIES INC
filed 1998-11-17
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (MARK ONE)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 1998
                                         ----------------------------------
                                      OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

     Commission File Number:                   333-20095
                            ------------------------------------------------

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

                             ATRIUM COMPANIES, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997......................3

         Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 1998 and 1997...................................................................4-5

         Consolidated Statements of Comprehensive Income for the Three and Nine Months
         Ended September 30, 1998 and 1997.............................................................6-7

         Consolidated Statement of Stockholder's Equity (Deficit) for the Nine Months
         Ended September 30, 1998........................................................................8

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1998 and 1997.....................................................................9

         Notes to Consolidated Financial Statements..................................................10-16

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................17-19


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................20

Items 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K...............................................................20


Signatures..............................................................................................21


Exhibit Index...........................................................................................22

                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                   1998                 1997
                                                               ------------        -----------
                                ASSETS                         (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents................................... $          1        $         1
  Equity securities - available for sale......................          113                 27
  Accounts receivable, net....................................       32,838             24,376
  Inventories.................................................       20,823             16,534
  Prepaid expenses and other current assets...................        1,056              1,608
  Deferred tax asset..........................................        1,761                692
                                                               ------------        -----------
        Total current assets..................................       56,592             43,238

PROPERTY, PLANT, AND EQUIPMENT, net...........................       18,391             16,388
GOODWILL, net.................................................       37,629             14,884
DEFERRED FINANCING COSTS, net.................................        4,977              4,961
OTHER ASSETS..................................................        4,114              3,904
                                                               ------------        -----------
        Total assets.......................................... $    121,703        $    83,375
                                                               ------------        -----------
                                                               ------------        -----------
            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of notes payable............................ $      2,050        $         -
                                                               ------------        -----------
  Accounts payable............................................       15,566             10,007
  Accrued liabilities.........................................       12,787              7,102
                                                               ------------        -----------
        Total current liabilities.............................       30,403             17,109

LONG-TERM LIABILITIES:
  Notes payable...............................................      116,935            100,000
  Deferred tax liability......................................        1,992              1,058
  Other long-term liabilities.................................          300                  -
                                                               ------------        -----------
           Total long-term liabilities........................      119,227            101,058
                                                               ------------        -----------
           Total liabilities..................................      149,630            118,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock $.01 par value, 3,000 shares authorized,
    100 shares issued and outstanding.........................            -                  -
                                                               ------------        -----------
  Paid-in capital.............................................       34,449             32,790
  Accumulated deficit.........................................      (62,383)           (67,503)
  Accumulated other comprehensive income (loss)...............            7                (79)
                                                               ------------        -----------
           Total stockholder's deficit........................      (27,927)           (34,792)
                                                               ------------        -----------
                 Total liabilities and stockholder's deficit.. $    121,703        $    83,375
                                                               ------------        -----------
                                                               ------------        -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               1998           1997
                                                            ----------     ----------
NET SALES.................................................  $   60,937     $   54,516
COST OF GOODS SOLD........................................      38,710         35,276
                                                            ----------     ----------
  Gross profit............................................      22,227         19,240

OPERATING EXPENSES:
  Selling, delivery, general and administrative expenses..      13,328         12,300
  Stock option compensation expense.......................         937             52
                                                            ----------     ----------
                                                                14,265         12,352
                                                            ----------     ----------
      Income from operations..............................       7,962          6,888

INTEREST EXPENSE..........................................       3,303          2,947
OTHER INCOME (EXPENSE), net...............................         (63)            89
                                                            ----------     ----------

      Income before income taxes..........................       4,596          4,030

PROVISION FOR INCOME TAXES................................       1,863          1,599
                                                            ----------     ----------

NET INCOME ...............................................  $    2,733     $    2,431
                                                            ----------     ----------
                                                            ----------     ----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                1998            1997
                                                             ----------      ----------
NET SALES................................................... $  167,418      $  139,793
COST OF GOODS SOLD..........................................    109,235          89,656
                                                             ----------      ----------
    Gross profit............................................     58,183          50,137

OPERATING EXPENSES:
    Selling, delivery, general and administrative expenses..     37,704          33,114
    Stock option compensation expense.......................      1,384             255
                                                             ----------      ----------
                                                                 39,088          33,369
                                                             ----------      ----------
              Income from operations........................     19,095          16,768

     INTEREST EXPENSE.......................................      9,545           8,542
     OTHER INCOME (EXPENSE), net............................       (286)          1,127
                                                             ----------      ----------

              Income before income taxes....................      9,264           9,353

     PROVISION FOR INCOME TAXES.............................      3,574           3,485
                                                             ----------      ----------

     NET INCOME............................................. $    5,690      $    5,868
                                                             ----------      ----------
                                                             ----------      ----------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        1998        1997
                                                                      --------    --------
Net income .......................................................... $  2,733    $  2,431
Other comprehensive income (loss):
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during the period...       --         (21)
                                                                      --------    --------
    Comprehensive income ............................................ $  2,733    $  2,410
                                                                      --------    --------
                                                                      --------    --------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        1998        1997
                                                                      --------    --------

Net income .......................................................... $  5,690    $  5,868
Other comprehensive income (loss):
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during the period...       86         (11)
                                                                      --------    --------
    Comprehensive income ............................................ $  5,776    $  5,857
                                                                      --------    --------
                                                                      --------    --------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                            CONSOLIDATED STATEMENT OF
                         STOCKHOLDER'S EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        ACCUMULATED
                                           COMMON STOCK                                    OTHER          TOTAL
                                      -----------------------  PAID-IN    ACCUMULATED  COMPREHENSIVE  STOCKHOLDER'S
                                        SHARES      AMOUNT     CAPITAL      DEFICIT    INCOME (LOSS)     DEFICIT
                                      -------------------------------------------------------------------------------
Balance, December 31, 1997............       100    $     -    $  32,790    $ (67,503)   $       (79)   $   (34,792)
   Contributions from Holding.........         -          -          275            -              -            275
   Distributions to Holding...........         -          -            -         (570)             -           (570)
   Stock option compensation expense..         -          -        1,384            -              -          1,384
   Other comprehensive income.........         -          -            -            -             86             86
   Net income.........................         -          -            -        5,690              -          5,690
                                        --------    -------    ---------    ---------    -----------    -----------
Balance, September 30, 1998...........       100    $     -    $  34,449    $ (62,383)   $         7    $   (27,927)
                                        --------    -------    ---------    ---------    -----------    -----------
                                        --------    -------    ---------    ---------    -----------    -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    1998           1997
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................  $     5,690    $     5,868
  Adjustments to reconcile net income to net cash provided by operating activities: ................................................................
    Depreciation and amortization.............................................        3,246          2,384
    Amortization of deferred financing costs..................................          493            482
    Stock option compensation expense.........................................        1,384            255
    Gain on retirement of assets..............................................          (41)            (9)
    Gain on sale of equity securities.........................................            -             (2)
    Deferred tax provision (benefit)..........................................         (135)           214
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable, net................................................       (5,364)        (4,773)
      Inventories.............................................................       (2,654)        (5,761)
      Prepaid expenses and other current assets...............................          794          1,020
      Accounts payable........................................................        4,182          2,004
      Accrued liabilities.....................................................        4,060          3,056
                                                                                -----------    -----------
          Net cash provided by operating activities...........................       11,655          4,738
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment..................................       (1,377)        (2,326)
  Proceeds from sale of assets................................................           96             15
  Purchases of equity securities..............................................            -           (480)
  Proceeds from sale of equity securities.....................................            -            375
  Payment for acquisition, net of cash acquired...............................      (26,830)        (6,505)
  Increase in other assets....................................................       (1,374)          (807)
                                                                                -----------    -----------
          Net cash used in investing activities...............................      (29,485)        (9,728)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of note payable......................................       17,500              -
  Payment on note payable.....................................................         (800)             -
  Net borrowings under revolving credit facility..............................        2,285          2,961
  Checks drawn in excess of bank balances.....................................         (352)         1,752
  Deferred financing costs....................................................         (508)          (425)
  Contributions from Holding..................................................          275            196
  Distributions to Holding....................................................         (570)          (110)
                                                                                -----------    -----------
          Net cash provided by financing activities...........................       17,830          4,374
                                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................            -           (616)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................            1            617
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................  $         1    $         1
                                                                                -----------    -----------
                                                                                -----------    -----------
SUPPLEMENTAL DISCLOSURE:
  Cash paid (received) during the period for:
    Interest............................................................        $     6,314    $     5,069
    Income taxes, net of refunds........................................               (141)         1,512

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

The unaudited consolidated results of operations and statements of comprehensive income of Atrium Companies, Inc. (the "Company") for the three months and nine months ended September 30, 1998 and 1997, cash flows and stockholder's equity (deficit) for the nine months ended September 30, 1998 and 1997 and financial position as of September 30, 1998 and December 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of RegulationS-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3.       INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1998           1997
                                                        ------------    -----------
          Raw materials ............................... $     15,896    $    13,653
          Work-in-process .............................          707            705
          Finished goods ..............................        4,631          4,056
                                                        ------------    -----------
                                                              21,234         18,414
          LIFO reserve ................................         (411)        (1,880)
                                                        ------------    -----------
                                                        $     20,823    $    16,534
                                                        ------------    -----------
                                                        ------------    -----------

4.       NOTES PAYABLE:

Notes payable consisted of the following:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1998           1997
                                                        ------------    -----------
          Senior subordinated notes ................... $    100,000    $  100,000
          Senior term loan facility ...................       16,700            --
          Revolving credit facility ...................        2,285            --
                                                        ------------    -----------
                                                             118,985        100,000
          Current portion of notes payable ............        2,050             --
                                                        ------------    -----------
                                                        $    116,935    $   100,000
                                                        ------------    -----------
                                                        ------------    -----------


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

The Company was named in 1988 as a potentially responsible party ("PRP") in two superfund sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the Chemical Recycling, Inc. site in Wylie, Texas, and the Diaz Refinery site in Little Rock, Arkansas). The Company believes that based on the information currently available, including the substantial number of other PRPs and relatively small share allocated to it at such sites, its liability, if any, associated with either of these sites will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

The Acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder allocated to goodwill. The purchase price allocation is as follows:

          Cash and cash equivalents........................ $         3
          Accounts receivable, net.........................       3,099
          Inventories......................................       1,635
          Prepaid expenses and other current assets........         251
          Property, plant and equipment, net...............       2,702
          Goodwill.........................................      22,797
          Current liabilities..............................      (3,354)
          Long-term liabilities............................        (300)
                                                            -----------
              Total purchase price......................... $    26,833
                                                            -----------
                                                            -----------


The Company's Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and 1997 include the operations of Atrium Door and Window Company-West Coast ("ADW-West Coast") and ADW-Arizona from the dates of acquisition, July 1, 1997 and March 27, 1998, respectively. The following table presents the historical consolidated operating results of the Company for the three months and nine months ended September 30, 1998 and 1997, compared to pro forma operating results for such periods. The following unaudited pro forma information presents consolidated operating results as though the acquisitions of ADW-West Coast and ADW-Arizona had occurred at the beginning of the periods presented:

                      Three Months Ended           Three Months Ended
                      September 30, 1998           September 30, 1997
                  -------------------------    --------------------------
                     Actual      Pro Forma       Actual        Pro Forma
                  -----------   -----------    -----------    -----------
Net sales........ $    60,937   $    60,937    $    54,516    $    60,468
Net income.......       2,733         2,733          2,431          2,418


                      Nine Months Ended            Nine Months Ended
                      September 30, 1998           September 30, 1997
                  -------------------------    --------------------------
                     Actual      Pro Forma       Actual        Pro Forma
                  -----------   -----------    -----------    -----------
Net sales........ $   167,418   $   173,638    $   139,793    $   164,676
Net income.......       5,690         5,820          5,868          6,436


7.       SUBSIDIARY GUARANTORS:

In connection with the issuance of the Senior Subordinated Notes (the "Notes"), the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis by its wholly-owned subsidiaries: Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of New York and Atrium Door and Window Company of New England

(collectively, "ADW-Northeast"), ADW-West Coast and ADW-Arizona (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of ADW-West Coast and ADW-Arizona are included since July 1, 1997 and March 27, 1998, respectively, the dates of acquisition. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

Following is summarized combined financial information pertaining to these Subsidiary Guarantors:

                                                September 30,   December 31,
                                                    1998           1997
                                                -------------   ------------
Current assets................................. $     18,353    $    12,399
Noncurrent assets..............................       42,375         17,148
Current liabilities............................        3,894          1,906
Noncurrent liabilities.........................          300              -

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1998               1997
                                                -------------      ------------
Net sales...................................... $     13,192       $     7,085
Gross profit...................................        4,678             2,862
Net income from continuing operations..........        1,058               555

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    1998               1997
                                                -------------      ------------
Net sales...................................... $     30,232       $    13,279
Gross profit...................................       10,797             5,402
Net income from continuing operations..........        2,054               869


The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur. As of September 30, 1998, the maximum amount of Senior Indebtedness the Company and its Subsidiary Guarantors collectively, and in the aggregate, could incur was $45,000.

8.       SUBSEQUENT EVENT:

On August 3, 1998, D and W Holdings, Inc. ("Parent"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Atrium Corporation ("Holding"), D and W Acquisition Corp. ("Merger Sub") and the securityholders listed therein, to acquire all of the outstanding capital stock of Holding for $225.0 million, through a series of transactions (the "Transactions") described below. Holding owns 100% of the outstanding capital stock of the Company. GE Investment Private Placement Partners II, a limited partnership ("GEIPPPII"), and Ardatrium L.L.C. ("Ardatrium") formed Parent by acquiring all of its outstanding common stock for an aggregate purchase price of $50.0 million (the "Merger Sub Contribution"). GEIPPPII is a private equity partnership affiliated with GE Investments, a wholly-owned investment management subsidiary of General Electric Company. Ardatrium is an affiliate of Ardshiel, Inc. ("Ardshiel"), a private equity investment firm based in New York.

The acquisition of Holding by Parent was effected through the merger on October 2, 1998 of Merger Sub, a wholly owned subsidiary of Parent, with and into Holding (the "Merger") pursuant to the terms of the Merger Agreement. Prior to the Merger, Parent contributed the Merger Sub Contribution to Merger Sub in exchange for all of Merger Sub's outstanding common stock. As a result of the Merger, Holding became a direct wholly owned subsidiary of Parent, and the Company became an indirect wholly owned subsidiary of Parent. Upon completion of the Transactions, GEIPPPII and Ardshiel and its affiliates beneficially own approximately 96.7% of the outstanding common stock of Parent.

Pursuant to the terms of the Merger Agreement, all of the outstanding equity securities of Holding were converted into the right to receive the merger consideration of $93.9 million (the "Merger Consideration") in cash, net of transaction costs of $5.7 million, assumed indebtedness of $122.7 million and $2.7 million of equity securities of Holding, owned by certain members of management of Holding, which were converted into comparable equity securities of Parent. The Merger Consideration was funded with (i) $50.0 million in cash comprising the Merger Sub Contribution that became an asset of Holding in the Merger, (ii) $20.0 million in cash proceeds from the issuance of Senior Discount Debentures due 2010 by Holding to GEIPPPII and Ardatrium (the "Discount Debentures"), (iii) approximately $23.7 million in cash proceeds from a loan from the Company (the "Intercompany Loan") which was funded by a portion of the proceeds of a term loan to the Company under the Credit Facility (as defined below), and (iv) $0.2 million in cash proceeds from the issuance of common stock of Parent to certain members of management of Holding followed by a capital contribution of such proceeds by Parent to Holding.

Prior to the Merger, GEIPPPII and Ardshiel held investments in debt and equity securities of Wing Industries Holdings, Inc. and its subsidiary, Wing Industries, Inc. (collectively, "WIH") and Door Holdings, Inc. and its subsidiaries, R.G. Darby Company, Inc. and Total Trim, Inc. (collectively, "Door"). Immediately prior to the consummation of the Merger, all of the outstanding subordinated debt and associated warrants to purchase common stock of WIH and Door were converted into common stock of WIH and Door, respectively. The stockholders of WIH and Door contributed their common stock in WIH and Door to Parent in exchange for common stock of Parent. Immediately after the consummation of the Merger, Parent contributed all of the common stock of WIH and Door to Holding, which in turn contributed the common stock of WIH and Door to the Company.

Consummation of the Merger constituted a change of control (the "Change of Control") under Section 4.8 of the indenture (the "Indenture"), dated as of November 27, 1996, as amended, by and among the Company, the Subsidiary Guarantors (as defined in the Indenture) and the United States Trust Company of New York, as trustee. Such Change of Control allowed the holders of the Company's Notes due November 15, 2006, to cause the Company to purchase the Notes at a purchase price in cash equal to 101% of the outstanding principal plus accrued and unpaid interest to the date of purchase (the "Change of Control Offer"). The Change of Control Offer expired on November 6, 1998 and approximately $70.9 million of the Notes were tendered, leaving approximately $29.1 million of the Notes outstanding.

To finance the payment of a portion of the Merger Consideration, the repayment of certain indebtedness of each of WIH, Door and the Company, a portion of the Change of Control Offer and related fees and expenses, the Company entered into the $205.0 million Credit Agreement, dated as of October 2, 1998 (the "Credit Facility"). The Credit Facility is comprised of two term loan facilities in the amounts of $75.0 million and $100.0 million and a revolving credit facility and letter of credit sub facility in the amounts of $30.0 million and $5.0 million, respectively. $75.0 million of the $100.0 million term loan facility was originally placed in an escrow account (the "Escrow") to fund a portion of the amounts payable in the Change of Control Offer. In addition, GEIPPPII and Ardatrium deposited into escrow $25.0 million through the additional issuance of Discount Debentures by Holding to fund a portion of the amounts payable in the Change of Control Offer. The $70.9 million of Notes tendered were redeemed by the $25.0 million of Discount Debentures (at 12.0%) and $45.9 million of borrowings under the Credit Facility. The remaining $29.1 of the $75.0 million portion of the Credit
Facility was repaid and the Credit Facility in Escrow was reduced by this amount.

Borrowings under the Credit Facility bear interest at the Issuer's option at either (a) the greater of (i) the Administrative Agent's corporate base rate and
(ii) the federal funds rate plus 0.5% per annum, plus in each case, the applicable margin, as defined in the Credit Facility or (b) LIBOR plus the applicable margin.

The acquisition of Holding by Parent and the merger of Merger Sub, with and into Holding was accounted for under the purchase method of accounting as a reverse acquisition. Accordingly, the assets acquired and liabilities assumed of the Company will be recorded at their estimated fair values during the fourth quarter as the transactions were completed on October 2, 1998 and any excess of purchase price over fair value of the assets acquired will be recorded as goodwill. The following table presents the historical consolidated operating results of the Company for the nine months ended September 30, 1998 and 1997, compared to the pro forma operating results for such periods. The following unaudited pro forma information presents consolidated operating results of the Company, WIH and Door as through the transactions had occurred at the beginning of the periods presented. The pro forma information also includes the effects of the following events which were accounted for under the purchase method of accounting if they had occurred at the beginning of the periods presented:

         On July 1, 1998, the Company purchased the assets of the Western Window Division of Gentek (ADW-West Coast).

         On November 10, 1997, WIH purchased certain assets of the Door Division of Super Millwork, Inc.

         On January 8, 1998, Door acquired all of the outstanding common stock of Darby.

         On March 27, 1998, the Company purchased substantially all of the assets of Masterview (ADW - Arizona.

In computing the pro forma information, net income has been reduced by the additional interest expense, including related debt issuance costs, and amortization expense, relating to goodwill, that will be incurred as a result of the Merger. These pro forma adjustments have been recorded net of the income tax effect using the federal statutory income tax rate of 34%.

                             Nine Months Ended            Nine Months Ended
                            September 30, 1998            September 30, 1997
                         -------------------------    --------------------------
                            Actual      Pro Forma       Actual        Pro Forma
                         -----------   -----------    ------------   -----------
Net sales............... $   167,418   $   296,374    $   139,793    $   267,270
Net income..............       5,690         1,862          5,868          3,392
EBITDA(1)...............      23,439        32,996         20,534         29,686

(1) EBITDA, defined as income before interest, income taxes, depreciation and amortization, is not intended to represent cash flows from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the combined company to meet its future debt service, capital expenditures and working capital requirements. The Company believes EBITDA provides investors and analysts in the building materials industry the necessary information to analyze and compare historical results of the Company on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. Additionally, as EBITDA is not defined by GAAP, it may not be calculated or comparable to other similarly titled measures within the building materials industry.

The pro forma information presented is based upon available information and certain assumptions that the Company believes are reasonable. The pro forma information does not purport to be indicative of the results which would have been reported if the transaction had occurred at the beginning of the periods presented, or which may be reported in the future. On October 2, 1998, in accordance with Items 1 and 2 of Form 8-K, the Company filed a Current Report on Form 8-K discussing the Change of Control of the Company and provided additional information, including complete pro forma financial statements as required, dated as of June 30, 1998 and the six months ended June 30, 1998 and the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

FORWARD LOOKING STATEMENTS AND RISK FACTORS

From time to time, the Company issues statements in public filings (including this Form 10-Q) or press releases, or officers of the Company make public oral statements with respect to the Company that may be considered forward looking within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. This Quarterly Report on Form 10-Q contains certain forward looking statements, which are identified by words such as "believes," "anticipates," "expects," and words of similar import. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to adjust the forward looking statements contained herein to reflect any change in the Company's expectation with regards thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including but not limited to the demand for new home construction, interest rates, job formation, migration of the inter/intra-U.S. population, the competitive environment for the Company's products and services, the timing of new orders, the degree of market penetration of the Company's new products and other factors set forth herein or in other documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in significant increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of results expected for the full year.

NET SALES. Net sales increased by $6,421 from $54,516 during the third quarter of 1997 to $60,937 during the third quarter of 1998 and $27,625 from $139,793 during the first nine months of 1997 to $167,418 during the first nine months of 1998. The increase was primarily due to sales from ADW-West Coast and ADW-Arizona, acquired in July of 1997 and March of 1998, respectively. Additionally, the Company (i) experienced growth at the Atrium Wood division, which was selected to be the supplier in a national patio door sales program beginning the third quarter of 1997, (ii) the addition of a significant customer at Extruders, and (iii) continued growth at Kel-Star Building Products.

COST OF SALES. Cost of sales decreased from 64.7% of net sales during the third quarter of 1997 to 63.5% during the third quarter of 1998 and increased from 64.1% of net sales during the first nine months of 1997 to 65.2% during the first nine months of 1998. The decrease in cost of sales as a percentage of net sales during the third quarter of 1998 was due primarily to a decrease in overall raw material costs and improvements in material usage at the Atrium Wood division, due to product reengineering which occurred during 1997. These decreases were partially offset by an increase in direct labor costs. The increase in cost of sales as a percentage of net sales during the first nine months of 1998 was primarily due to an increase in raw material and direct labor costs, which offset material usage improvements at Atrium Wood.

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $1,028 from $12,300 (22.6% of net sales) during the third quarter of 1997 to $13,328 (21.9% of net sales) during the third quarter of 1998 and $4,590 from $33,114 (23.7% of net sales) during the first nine months of 1997 to $37,704 (22.5% of net sales) during the first nine months of 1998. The increase was primarily due to the inclusion of selling, delivery, general and administrative expenses of ADW-Arizona and ADW-West Coast for six and nine months, respectively, as well as an increase in amortization expense related to software implementation costs, resulting from additional amounts capitalized during 1997. Additionally, selling and delivery expenses increased due to the increase in sales.

STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense increased $885 from $52 during the third quarter of 1997 to $937 during the third quarter of 1998 and $1,129 from $255 during the first nine months of 1997 to $1,384 during the first nine months of 1998. The increase in stock option compensation expense was due primarily to the increase in the underlying stock value associated with certain variable options.

INTEREST EXPENSE. Interest expense increased $356 from $2,947 during the third quarter of 1997 to $3,303 during the third quarter of 1998 and $1,003 from $8,542 during the first nine months of 1997 to $9,545 during the first nine months of 1998. The increase was due to an increase in average outstanding debt related to the $17,500 senior term loan issued in connection with the Acquisition, which took place on March 27, 1998.

OTHER INCOME (EXPENSE). Other income (expense) decreased $152 from other income of $89 during the third quarter of 1997 to other expense of $63 during the third quarter of 1998 and $1,413 from other income of $1,127 during the first nine months of 1997 to other expense of $286 during the first nine months of 1998. The first nine months of 1997 include an insurance settlement of $1,193 from the business interruption portion of the Company's insurance claim filed as a result of the January 1997 fire at the Extruders facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $20,000 revolving credit facility with Bankers Trust Company, which expires March 2004. Borrowings under the revolving credit facility were $2,285 at September 30, 1998, excluding outstanding letters of credit, totaling $1,809. Letters of credit secure workers compensation benefit payments and certain other obligations. At September 30, 1998 the Company had additional borrowing capacity of approximately $15,906. The Company believes that the combination of cash generated from operations and borrowings available under the revolving credit facility will provide sufficient funds for its capital requirements for the time period.

Cash provided by operations was $11,655 for the first nine months of 1998 as compared to cash provided by operations of $4,738 for the same period in 1997. The increase in cash provided by operations in the 1998 period was primarily due to a significant build-up in inventories at Atrium Wood, which occurred during the second quarter of 1997. This increase was due to the selection of Atrium Wood to be the supplier of a national patio door sales program, which began during the third quarter of 1997. Cash used in investing activities increased from $9,728 during the first nine months of 1997 to $29,485 during the first nine months of 1998, primarily due to the Acquisition, which totaled approximately $26,800. Cash provided by financing activities increased from $4,374 during the first nine months of 1997 to $17,830 during the first nine months of 1998, largely due to the Acquisition, which was financed with a $17,500 term loan.

Capital expenditures totaled $1,377 during the first nine months of 1998 compared to $2,326 during the 1997 period. Expenditures during the 1998 period were primarily used to increase capacity of and further automate the Company's extrusion and window manufacturing plants, and to further enhance the Company's management information systems.

Pursuant to the Credit Facility, the Company, after giving effect to the transaction described in Note 8 (the "Combined Company") has two term loan facilities in the amounts of $75,000 and $100,000 and a revolving credit facility and letter of credit-sub facility in the amounts of $30,000 and $5,000, respectively. Borrowings under the Credit Facility were $100,000 at October 2, 1998, excluding the proceeds from the term loan placed in Escrow of $75,000 and outstanding letters of credit totalling $2,600. At October 2, 1998, the Combined Company had additional borrowing capacity of $27,400.

The Combined Company believes that the combination of cash generated from operations and borrowings available under the revolving credit facility will provide sufficient funds for its capital requirements for the time period.

YEAR 2000

Many existing computer programs use only two digits to identify a year in the date filed. These programs were designed and developed without considering the impact of the upcoming century change in the Year 2000. Moreover, these programs often are highly dependent upon financial and other data that, based on the program's inability to distinguish between the Year 2000 and other century-end dates, could be misreported or misinterpreted and cause significant resulting errors. If not corrected, many computer applications could fail when processing data related to the Year 2000.

The analysis of the Year 2000 implications includes (i) the Company's information technology such as software and hardware, (ii) the Company's non-information systems or embedded technology such as microcontrollers contained in various equipment safety systems, facilities and utilities and
(iii) the readiness of key third-party suppliers (collectively, the "Year 2000 Issue").

The Company is assessing the impact of the Year 2000 Issue and has or intends to modify portions of its hardware and software so that its computer systems will function properly with respect to date in the Year 2000 and thereafter. The Company has reviewed and continues to review each operating unit for the appropriate information system enhancements, with respect to both the Year 2000 Issue as well as strategic system upgrade. For acquired businesses, this assessment begins during the acquisition process as part of the Company's due diligence analysis.

To achieve its overall operating strategy, management intends to enhance its information technology by installing new software to implement a fully integrated manufacturing system (a "Software System") for its operating units. The Software Systems that the Company intends to install are intended to be Year 2000 compliant. Each operating unit was prioritized for installation of the system based on any Year 2000 Issues, with approximately 70% of the operating units being completed as of June 30, 1998. After determining which operating units would be prioritized, the operating units were separated into multiple installation phases, with each phase having its own implementation timeline. Management believes that the final phase of implementation and installation of the Software Systems will be completed by the second quarter of 1999.

The total amount of costs to be incurred by the Company to address these system enhancements is estimated at $750. The Company has expensed approximately $500 through September 30, 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  On August 12, 1998, in accordance with Items 5 and 7 of Form 8-K, the Company filed a Current Report on Form 8-K announcing that Atrium Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement), dated as of August 3, 1998, by and among D and W Holdings, Inc. ("Parent"), D and W Acquisition Corp. ("Sub") and the Securityholders named therein, pursuant to which Sub would merge with and into the Company and the Company would become a wholly-owned subsidiary of Parent (the "Merger").

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ATRIUM COMPANIES, INC.
                                     (Registrant)

Date:  November 16, 1998             By:  /s/ JEFF L. HULL
      -------------------                -------------------------------------
                                         Jeff L. Hull
                                         Chief Financial Officer and Secretary
                                         (Principal Financial Officer)

                                EXHIBIT INDEX

         Exhibit                 Description
         -------                 -----------
           27              Financial Data Schedule