Form 10-K
period 1998-12-31
ATRIUM COMPANIES INC
filed 1999-04-15
CIK 1029336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

 (MARK
  ONE)
  /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.
                                        or
  / /    Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 (No Fee Required) for the transition period from to .

                     Commission File Number 333-20095

                         ------------------------

                          ATRIUM COMPANIES, INC.
          (Exact name of Registrant as specified in its charter)

                         ------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant--NONE

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of April 15, 1999, the registrant had 100 shares of Common Stock, par value $.01 per share outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                                 1998 FORM 10-K

                               TABLE OF CONTENTS

 ITEM NO.                                 DESCRIPTION                                    PAGE
----------  ------------------------------------------------------------------------  -----------

                                             PART I

Item 1.     Business................................................................           3

Item 2.     Properties..............................................................          12

Item 3.     Legal Proceedings.......................................................          12

Item 4.     Submission of Matters to a Vote of Security Holders.....................          12

                                            PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...          13

Item 6.     Selected Financial Information..........................................          13

Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................          14

Item 8.     Financial Statements and Supplementary Data.............................          18

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure....................................................          18

                                            PART III

Item 10.    Directors and Executive Officers of the Registrant......................          19

Item 11.    Executive Compensation..................................................          21

Item 12.    Security Ownership of Certain Beneficial Owners and Management..........          27

Item 13.    Certain Relationships and Related Transactions..........................          28

                                            PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.........          31

Signatures..........................................................................          32

                                     PART I

ITEM 1.  BUSINESS

    ALL REFERENCES TO PRO FORMA ASSUMES THAT THE "RECAPITALIZATION" DESCRIBED ON PAGE 11, IN "SELECTED FINANCIAL DATA" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OCCURRED ON JANUARY 1, 1998 AND THE FINANCIAL DATA IS THAT OF ATRIUM, WING AND DARBY FOR THE ENTIRE YEAR ENDED DECEMBER 31, 1998.

    THE TERM "WING" REFERS TO WING INDUSTRIES, INC. AND ITS DIRECT PARENT, WING INDUSTRIES HOLDINGS, INC., AS A COMBINED ENTITY AND THE TERM "DARBY" REFERS TO R.G. DARBY COMPANY, INC., TOTAL TRIM, INC. AND THEIR DIRECT PARENT, DOOR HOLDINGS, INC., AS A COMBINED ENTITY, WHICH ENTITIES WERE CONTRIBUTED TO OUR COMPANY AND BECAME OUR SUBSIDIARIES IN CONNECTION WITH THE RECAPITALIZATION OF ATRIUM IN 1998.

THE COMPANY

    We are one of the largest manufacturers and distributors of residential windows and doors in the United States based on 1998 pro forma net sales. We offer a complete product line including aluminum, vinyl and wood windows and doors to our customers, which include leading national homebuilders and home center retailers such as Centex, The Home Depot and Lowe's. We have grown rapidly through a combination of internal growth and by making complementary acquisitions.

    We were founded in 1948 and have become one of the two largest manufacturers and suppliers of non-wood windows and the third largest manufacturer and supplier of doors in the United States, based on 1998 pro forma net sales. Our portfolio of products includes some of the industry's most recognized brand names including ATRIUM-Registered Trademark- and WING-Registered Trademark-.

    We have 29 manufacturing facilities and distribution centers strategically located in 14 states to service customers on a nationwide basis. We distribute through multiple channels including direct distribution to large homebuilders and independent contractors, one-step distribution through home centers and lumberyards and two-step distribution to wholesalers and dealers who subsequently resell to lumberyards, contractors and retailers. We believe that our multi-channel distribution network allows us to reach the greatest number of end customers and provide nationwide service to those customers.

    Our company is vertically integrated with operations that include:

    - The extrusion of aluminum and vinyl, which is utilized internally in our fabrication operations or sold to third parties;

    - The manufacture and assembly of window and door units, including pre-hanging of doors, and sale of such units to wholesalers, lumberyards, home centers and homebuilders;

    - A turn-key installation program in which we supply and install many of our products, including windows and interior and exterior doors; and

    - The sale of finished products to homebuilders, remodelers and contractors through company-owned distribution centers located across the country.

PRODUCTS

    We are one of a few window and door manufacturers that offer a diversified product line that consists of a full range of aluminum, vinyl and wood windows and patio doors. Our full product line allows us to differentiate ourselves from our competition, leverage our distribution system and be well-positioned to benefit from shifts in product preference. As significant regional product preferences exist among aluminum, vinyl and wood, a full product line is important to serve a national customer base effectively. We estimate that 55% of our 1998 pro forma sales were derived from the sale of windows, 40% from the sale of doors, and approximately 5% from the sale of other products and services.

    WINDOWS. Our window products include sliders, double hung, and casement products and are sold under the ATRIUM-Registered Trademark- and HR brand names. We sell our products primarily to building contractors and lumberyards through direct and one-step distribution.

    The demand for our aluminum, vinyl and wood products vary by region:

    - ALUMINUM--Aluminum windows are the product of choice in the southern United States due to the regions' warmer weather and more value-conscious customers. Aluminum is the most appropriate fenestration material for the region because it provides less thermal efficiency at a lower cost than either vinyl or wood.

    - VINYL--Demand for vinyl windows, particularly in colder climates, has significantly increased over the last five years as vinyl windows have gained acceptance as a substitute for wood windows. This trend has been strengthened as prices for vinyl windows have become more competitive with wood products and durability and energy efficiency have improved. We entered the vinyl window market in mid-1995 and have increased sales of vinyl windows by leveraging the Atrium brand name and our distribution channels and through acquisitions.

    - WOOD--Wood windows have the highest thermal efficiency and highest cost compared to aluminum and vinyl. Accordingly, wood windows are in demand in colder regions and in higher end homes. The ATRIUM-Registered Trademark-name gained wide recognition in the 1970s and 1980s through the success of our line of wood patio doors. In order to capitalize on this success, we added a wood window line in 1991 including aluminum-clad and primed wood windows and patio doors. We have made the strategic decision to minimize our participation in the wood window business as it is concentrated on the higher end of our market which is not part of our core focus.

    DOORS. We estimate that our revenues from the sale of doors in 1998, represented approximately 6% of the total U.S. door market. We estimate that approximately 85% of our door sales were generated from interior doors and 15% from exterior doors. Our door products are sold under the ATRIUM-Registered Trademark-, WING-Registered Trademark- and SUPER MILLWORK-Registered Trademark-brand names. We sell our products primarily to home center retailers through one-step distribution.

    - INTERIOR DOORS--There are two broad categories of interior doors: bi-fold doors and passage doors. Bi-fold doors are hinged folding doors and passage doors are the traditional doors used to connect rooms. There are also two types of interior wood bi-fold doors and passage doors: solid wood doors and hollow core doors. Solid doors are made completely of wood while hollow core doors consist of two door facings glued to a wood frame and are hollow on the inside. Both solid wood and hollow core passage doors are sold one of two ways, either as slabs or as pre-hung units. Slabs refer to the door itself and pre-hung units refer to slab doors already hinged to a door frame at the factory.

    - EXTERIOR DOORS--Our exterior door product offering consists primarily of patio doors and pre-hung steel entry doors.

    We estimate that 45% of our 1998 door sales were generated from the sale of pre-hung doors, 30% from solid wood doors, 10% from hollow core doors and 15% from patio doors. We estimate that 60% of all passage doors sold through home center retailers are sold as pre-hung units, mainly because of the ease of installation for the do-it-yourself consumer. We are one of the few vertically-integrated companies that both manufactures and pre-hangs the doors. We believe that sales of our pre-hung door line will continue to grow and will represent a larger portion of our total door sales in the future.

    OTHER PRODUCTS AND SERVICES. We also manufacture and distribute other products including cafe doors, columns and shutters. We manufacture two types of cafe doors as well as louvered shutters. The shutters can be used both for interior and exterior applications. Columns come in many styles and are purchased from domestic suppliers.

    We also offer a turnkey total installation program in which we supply and install all interior doors, exterior doors, mouldings, locks, hardware, wire shelving, bath accessories, plate glass mirrors, and toilet partitions. This concept allows a developer to transfer the risk associated with retaining reliable work crews and provides protection from cost overruns. We believe that developers view this as a value added service and are willing to pay a premium price for it.

SALES, MARKETING AND DISTRIBUTION

    One of the key components of our marketing strategy is to capitalize on the complementary nature of our distribution channels. Historically, the majority of our revenues of window business have been derived from sales to remodelers, homebuilders, lumberyards and wholesalers, while through our door business we have targeted principally home center retailers. We plan to broaden our product offerings principally by selling doors to our traditional window customers and windows to our traditional door customers.

    We have a multi-channel distribution network that includes direct, one-step and two-step distribution as well as 8 company-owned distribution centers. Our distribution strategy maximizes our market penetration and reduces reliance upon any one distribution channel for the sale of our products. Furthermore, as a manufacturer and distributor of windows and doors for more than four decades, we have developed long-standing relationships with key distributors in each of our markets. In each instance, we seek to secure the leading distributors in each market. If we cannot secure a top-tier distributor in a desired geographic market, we will consider the acquisition or start up of our own distribution center in such market.

    We also sell windows to major home center retailers and smaller regional-based retail centers. Although these have become more important to us because they target the repair and remodeling market, they still accounted for less than one-fifth of our total window sales in 1998. One of our goals is to increase our window business' market share in the repair and remodeling market by capitalizing our door business' strong relationship with home center retailers.

    We utilize the following distribution channels:

    - Direct Distribution: We sell our windows and doors directly to contractors, remodelers and other homebuilders without the use of an intermediary. By selling directly to builders, we are able to increase our gross profits while at the same time offering builders more favorable pricing.

    - One-Step Distribution: We sell our finished windows directly to lumberyards, building products distributors, home centers, and company-owned distribution centers, which will then sell to contractors, homebuilders or remodelers. While it is not required that lumberyards or building products distributors carry our products on an exclusive basis, it is not unusual for them to do so. In addition, they generally purchase based on orders, keeping little or no inventory. One-step distribution tends to be used most often in metropolitan areas.

    - Two-Step Distribution: Two-step distribution is the selling of completed doors and windows to a wholesaler or distributor who then sells the products to lumberyards, building products retailers and home centers. These intermediaries will in turn sell the windows and doors to the homebuilders, homeowners or remodelers. The wholesalers and distributors tend to maintain product inventory in order to service the needs of their client base for small quantities. Essentially, these middlemen sell to customers who do not guarantee sufficient volume to purchase directly from us. Two-step distribution is more common in rural areas since urban areas are serviced by home centers and large lumberyards.

    - Company-Owned Distribution Centers: We maintain company-owned distribution facilities in key markets where available independent distributors are weak or where we have been unable to make adequate arrangements with existing distributors. Company-owned distribution centers essentially act as one-step distributors.

    To enhance our market coverage and leverage our considerable brand equity, we currently market our windows and patio doors under primarily two brand names, ATRIUM-REGISTERED TRADEMARK- and H-R WINDOWS. Due to the fact that we enjoy such significant national name recognition at both the building trade and consumer levels, we decided to bring the product lines of almost all our other brands under the ATRIUM-REGISTERED TRADEMARK- name. We have now completed rolling our SKOTTY and BISHOP product lines, as well as those from the Gentek acquisition in 1997, into the ATRIUM-REGISTERED TRADEMARK- brand. We expect to extend the ATRIUM-REGISTERED TRADEMARK- brand to other products, as well as to appropriate product lines acquired in the future.

    WINDOWS. We market our window products through a sales force consisting of approximately 75 company salaried and commissioned sales representatives and approximately 100 independent commissioned sales representatives. Each of our divisions is supported by a sales manager, direct sales representatives and independent representatives. The sales managers coordinate marketing activities among both company and independent representatives. Our sales representatives focus primarily on direct sales to homebuilders, remodelers and contractors, while independent sales representatives sell to home centers, lumberyards and wholesalers. In general, independent sales representatives carry our window and door products on an exclusive basis, although they may carry other building products from other manufacturers.

    Our full product line has also been an asset to our sales force, especially when we are exploring a new distribution channel opportunity. Window distributors have come to recognize us as a WINDOW supplier, as opposed to an ALUMINUM window supplier or a VINYL window supplier. The distributors frequently do not buy the whole range of products since regional tastes vary and distributors tend to work according to regions. However, these distributors value our ability to provide these products should they ever demand them.

    We believe that customer service plays a key role in the marketing process. On-time delivery of products, order fill rate, consistency of service and flexibility in meeting changing customer requirements have made it possible for us to build a large and loyal customer base that includes companies such as Centex Homes, one of the nation's largest home-builders, and The Home Depot, the nation's largest home center retailer.

    DOORS. Our marketing strategy centers primarily on the fact that we can supply home center retailers with our own complete line of wood doors. We are the only company in the industry that is able to provide this convenience. The "one-stop shopping" we provide enables retailers to reduce their transaction costs, as they have to pay only one invoice, work with one sales representative, and schedule the receipt of goods with only one company. Our goal is to be the "preferred supplier" for the door aisle of home center retailers.

    Our pricing/product offering strategy focuses on offering the end consumer lower price points without sacrificing profit margins. We have executed this strategy in two steps. First, we have consolidated the current product offerings in order to simplify the overall offering and reduce inventory levels. Second, on the remaining product offerings, we offer good, better and best products to the market. Certain of the products in the offering have been redesigned (with particular emphasis on taking costs out of the products) in order to have an offering with three distinct price points. This promotes more "trading up" to our higher quality products by the customer and displays a complete product line.

    For door sales we use an internal sales force consisting of seven people. In addition, senior executives are actively involved with both sales and customer service. This group is segregated between national and regional accounts. Approximately 80% of our door business sales are made to national retail home center chains. The internal sales force was realigned in early 1995 reducing the sales staff from 18 to 7 while increasing the number of merchandise managers. As a result, we have a smaller, more focused sales force which is better structured to give the home centers the attention required at the store level.

    To assist the sales force and provide better service to its customers, we have over 20 merchandising managers. The merchandising managers provide home center retailers with in-store services such as product knowledge seminars, store product resets (to straighten stock and fix displays), sales analysis and in-store merchandising. They also work with the retailers to resolve claims issues and to handle product returns. This is a significant advantage to us, as it is a level of service very few suppliers can offer.

    Promotional efforts are focused on the home center industry and its customers. Cooperative advertising programs are offered to certain of our major customers, giving us exposure in our customers' local media (e.g., newspaper, radio, television) in order to generate sales at individual locations. We also invest in in-store displays showing operating door units and photographs of in-room settings in order to generate sales once customers are in the stores. Product knowledge classes are frequently held to inform store employees about the features and benefits of each product. Award winning packaging and in-store signage are used to further general awareness within the stores. We also offer retailers a video showing how quickly a homeowner can install a bi-fold door using only basic hand tools.

OPERATIONS

    We manufacture and sell our windows through a vertically integrated process that includes extrusion, fabrication and distribution. We realize many operational and cost benefits from our vertically integrated window operations. By extruding aluminum and vinyl components in-house, we are able to secure a low-cost, reliable source of extrusions, control product quality and reduce inventory levels. The integration of extrusion and fabrication operations gives us significantly more control over our manufacturing costs. We continually work to achieve cost savings through increased capacity utilization at our efficient facilities, adoption of best practices, reduction of cost of materials, rationalization of product lines and reduction of inventory.

    We continue to build on what we believe is our position as one of the industry's lowest cost manufacturers. Because of the scale of our operations, we are able to negotiate price concessions for our raw materials, including glass and vinyl. This is an important consideration since total cost of new materials typically comprises 45% to 50% of revenue.

    We have been manufacturing wood products in Texas since 1953 and today have three primary manufacturing facilities in the state. As home centers (such as The Home Depot and Lowe's) have expanded throughout the country, we have strategically established or acquired seven new manufacturing operations in Alabama, Ohio, New York, North Carolina, Pennsylvania, Illinois and Texas in order to serve these customers more efficiently. We believe we are one of the only door suppliers which can service the home centers on a national basis. As the home centers continue to expand into new markets, we expect to open new facilities to serve these regions.

    As part of the integration of Wing and Atrium, the Atrium Wood patio door division is merging its manufacturing, distribution and sales functions with Wing. We are currently fitting a facility to locate all of Atrium Wood's and a portion of Wing's manufacturing operations. Due to the fact that both divisions sell over 80% of their products to the Home Centers, we believe significant benefits can be realized from the synergies between the sales and distribution functions of Atrium Wood and Wing. Both service the same customers and distribute to the same retail locations. This integration is expected to be completed during the fourth quarter of 1999.

INDUSTRY OVERVIEW

    In 1998, new construction spending in the United States totaled over $550 billion, of which residential and commercial spending totaled $250 billion and $300 billion, respectively. Within the residential construction market, new construction spending and remodel and replacement spending totaled $170 billion and $80 billion, respectively. The residential construction market consists of single-family and multi-family housing construction. In 1998, housing starts in the United States totaled approximately 1.5 million, of which 1.2 million were single-family homes and 0.3 million were multi-family homes. During 1998, approximately 91% of Atrium's window and door sales were to the single-family housing construction market, and the remaining 9% of sales were to the multi-family housing construction market.

    We believe that, in 1998, United States residential window and door expenditures were approximately $10.0 billion, of which new construction and remodel and replacement expenditures represented approximately $4.3 billion and $5.7 billion, respectively.

    The domestic window market has grown to more than 58.2 million in unit sales in 1998, and has generally outpaced the growth in the domestic building materials industry. The domestic door market has grown more than 10% in sales over the last five years. According to F.W. Dodge, the U.S. residential door market represents more than 58.0 million units annually.

    WINDOWS. The residential window industry can be divided into two end-use segments: new construction (an estimated 18.7 million windows shipped in 1998) and repair and remodeling (approximately 39.5 million windows sold in 1998). We believe that the repair and remodeling segment will continue to experience strong growth due to the strength of sales of existing homes and the increase in the average age of homes from 23 years to 28 years in the last decade. We believe the expected growth in this segment represents an especially attractive opportunity to leverage existing relationships with the home center retailers. The home center industry is one of the fastest growing retail sectors in the United States. According to the National Home Center News, the U.S. retail home improvement market is expected to grow from $150.0 billion in 1998 to over $170 billion by the year 2000.

    DOORS. Demand for doors is derived from three principal segments: new residential construction, repair and remodeling and commercial construction. We are primarily affected by repair and remodeling expenditures as our products are predominantly sold at home centers that cater to the "do-it-yourself" market and to the smaller builders who principally do remodeling work. We estimate that interior doors sold to the repair and remodeling segment constitute at least one-third of all interior doors sold in the United States. We believe that the repair and remodeling segment will continue to experience strong growth since approximately three-quarters of total housing transactions are sales of existing homes.

COMPETITION

    The residential window and door industry is highly fragmented. With few exceptions, competitors are privately-owned, regional companies with sales under $100 million. On a national basis we compete with a few national companies in different regions, products, distribution channels and price points, but do not compete against any single company across all of these areas. We compete with various other companies in specific regions within each market.

    - WINDOWS--ALUMINUM AND VINYL. Our major competitors for the sale of aluminum windows are Reliant Building Products, Inc. and Caradon Better-Bilt Inc. In the vinyl window and door segment, there is no dominant manufacturer that operates on a national basis. Regional manufacturers that compete on a local and regional basis characterize the segment. Historically, demand for vinyl windows and doors has been concentrated in the cooler regions of the United States. Our major competitors for the sale of vinyl windows are SilverLine Building Products, Simonton Windows and Milgard Manufacturing Inc. In addition, we compete with a number of regional manufacturers that sell directly to repair and remodeling contractors.

    - WINDOWS AND PATIO DOORS--WOOD. In the wood window and door segment of the industry, two large manufacturers, Andersen Corporation and Pella Corporation, sell premium products on a national basis. Our wood windows and doors are sold at a medium price point and primarily through home centers throughout the United States and direct to builders. We have many competitors at our price point in the wood window and door segment, including Kolbe & Kolbe Millwork Co. Inc. and Hurd Millwork Co. Inc.

    DOORS. We estimate that approximately 60% of all interior passage doors sold through home centers are pre-hung. We expect this percentage to grow due to the convenience and ease of installation of pre-hung doors. The pre-hung door industry is very fragmented and consists primarily of hundreds of small companies that do not manufacture doors and who have annual sales of $10.0 to $30.0 million each. These companies are finding it increasingly difficult to compete due to their lack of manufacturing capability. Our key competitors are Premdor, Inc. and Jeld Wen, both of which manufacture and pre-hang doors. Other competitors include Steves and Sons and Haley Bros.

INFLATION AND RAW MATERIALS

    During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on our results of operations. We purchase raw materials, including aluminum, glass, wood and vinyl, that are subject to fluctuations in price that may not reflect the rate of general inflation. These materials fluctuate in price based on supply and demand. Historically, there have been periods of significant and rapid aluminum and wood price changes, both upward and downward, with a concurrent short-term impact on our operating margins. We historically mitigated the effects of these fluctuations over the long-term by passing through price increases to our customers and through other means. For example, we enter into forward commitments for aluminum billet to hedge against price changes, see the footnotes to our consolidated financial statements for the year ended December 31, 1998. The primary raw materials used in the production of our windows and doors are readily available and are procured from numerous suppliers. Currently, wood is purchased through multiple sources from around the world, with little dependence on one company or one country.

SEASONALITY

    The new home construction market and the market for external repairs and remodeling in northern climates are seasonal, with increased related product sales in the second and third quarters. The market for interior repairs and remodeling in northern climates tends to grow in the first and fourth quarters. Although this results in seasonal fluctuations in the sales of certain of our products, the complementary nature of our window and door business' selling seasons helps mitigate this seasonality.

CYCLICALITY

    Demand in the window and door manufacturing and distribution industry is influenced by new home construction activity and the demand for repair and remodeling. For the year ended December 31, 1998, we believe that approximately 42% of our pro forma sales were related to new home construction. Trends in the housing sector directly impact our financial performance. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors, such as inter/intra-state migration of the U.S. population have a direct impact on us. Cyclical declines in new housing starts may adversely impact our business.

EMPLOYEES

    We employ approximately 3,200 persons, of whom approximately 3,150 are employed at our manufacturing facilities and distribution centers and approximately 50 are employed at corporate headquarters. Approximately 1,200 of our hourly employees are covered by collective bargaining agreements. We entered into collective bargaining agreements in 1998 with the United Needle and Industrial Trade Employee Union, SWRJB, ACTWU, AFL-CIO-CLC, covering certain employees at the Atrium Aluminum, H-R Windows, Atrium Wood and Extruders manufacturing facilities. All of these collective bargaining agreements expire in May, 2001. In addition, we have collective bargaining agreements with The Sheet Metal International Association Local Union No. 54, due to expire on September 30, 2001, for our Kel-Star operations and Local Union 2743, Southern Council of Industrial Workers, Chartered By United Brotherhood of Carpenters and Joiners of America, AFL/CIO, due to expire on October 6, 2001, for our Woodville Extruders operations. There are no union affiliations in connection with any of our other divisions. We believe that our relationship with our employees is good.

BACKLOG AND MATERIAL CUSTOMERS

    We have no material long-term contracts. Orders are generally filled within 5 to 7 days of receipt. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders for our products and is not necessarily indicative of the level of future revenue.

    Our sales are concentrated with one of the leading home center retailers, Home Depot. For the year ended December 31, 1998, Home Depot accounted for approximately 23% of our pro forma net sales. No other customer accounted for more than 10% of our pro forma net sales.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    We are subject to numerous federal and state statutes and regulations relating to, among other things, air and water quality, the discharge of materials into the environment, and safety and health issues. We do not expect ongoing compliance with such provisions to have a material impact on our earnings or competitive position in the foreseeable future. Additionally, no significant capital expenditures are anticipated related to ongoing compliance with such provisions. However, the applicable requirements under the law are subject to amendment, and to the imposition of new, other, or additional requirements and to changing interpretations of agencies or courts. We cannot assure that new, other or additional requirements would not be imposed or that expenditures, including material expenditures, would not be required to comply.

    We are involved in various stages of investigation and cleanup relative to environmental protection matters, some of which relate to waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations have been assessed, and we believe that we have made adequate provision for these costs such that they will have no material adverse effect upon our financial condition or our operations. We cannot be certain that significant capital expenditures will not become necessary for investigation and cleanup of environmental conditions which are currently unknown.

    We have been named as a party in several government enforcement and private actions associated with old waste disposal sites, some of which are on the U.S. Environmental Protection Agency's Superfund priority list. These actions seek cleanup costs and in some cases, damages for personal injury or property damage. Given the uncertain nature of liability under CERCLA for Superfund sites, and uncertainties regarding factual circumstances, the remedy to be implemented, and other factors, we cannot determine with certainty the extent of our liability, if any. However, we do not believe, based upon the information available at this time, that the outcome of the matters discussed above will result in liability which exceeds the limited amount of our alleged contribution to the respective sites, and we do not believe that there will be a material adverse effect on our financial condition, results of operations or liquidity.

RECENT DEVELOPMENTS

    RECAPITALIZATION

    On October 2, 1998, GE Investment Private Placement Partners II, a Limited Partnership ("GEIPPPII"), which was formed by GE Investment Management Incorporated, a wholly-owned subsidiary of General Electric Company, and Ardshiel, Inc. ("Ardshiel"), a private equity firm, and certain of its affiliates, acquired Atrium in a transaction valued at $225.0 million. In connection with the Atrium acquisition, GEIPPPII and Ardshiel recapitalized Wing and Darby and combined them with Atrium. As part of the recapitalization, through a newly-formed company named D and W Holdings, Inc. ("Parent" or "D and W"), GEIPPPII and Ardshiel contributed to Atrium $50.0 million of contributed equity from the sale of common stock, approximately $52.0 million in the implied value of the Wing and Darby businesses and $45.0 million of contributed equity funded by the issuance of 12% senior discount debentures (the "Discount Debentures") by Atrium Corporation ("Atrium Corp."), our direct holding company. The remaining sources of funds were financed with a $205.0 million senior secured credit facility consisting of a $30.0 million revolver ($2.0 million drawn at closing), a $75.0 million term loan B, and a $100.0 million term loan C (of which approximately $29.1 million was repaid 36 days after closing). The revolving credit facility, term loan B and term loan C mature in June 2004, June 2005 and June 2006, respectively. The transactions described in this paragraph are referred to in this 10-K as the "1998 Recapitalization" or "Recapitalization."

    DELTA ACQUISITION

    On January 27, 1999, the Company acquired certain assets of Delta Millwork, Inc., a privately held door pre-hanger located in Orlando, Florida, with 1998 sales of $8.8 million. The Company financed the acquisition through its revolving credit facility. The results of operations for the acquired business will be included in the Company's consolidated financial statements beginning January 27, 1999.

    MANAGEMENT CHANGE

    On April 9, 1999, the Company completed a separation agreement with Randall
S. Fojtasek, President and Chief Executive Officer, whereby Mr. Fojtasek resigned from the Company effective March 31, 1999. The Board of Directors has nominated Jeff L. Hull, Executive Vice President and Chief Financial Officer, and Ken L. Gilmer, Executive Vice President and Chief Operating Officer, to oversee day-to-day operations and report directly to the Executive Committee of the Board of Directors. The Company expects to take a charge of approximately $1,750 in the first quarter of fiscal year 1999 for severance benefits related to this management change.

TRADEMARKS AND PATENTS

    The Company has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed.

ITEM 2.  PROPERTIES

    Our operations are conducted at the owned or leased facilities described below:

                                                                                              CAPACITY
                                                                                              (SQUARE)     OWN/
LOCATION                                               PRINCIPAL USE                            FEET       LEASE
-------------------------------  ----------------------------------------------------------  ----------  ---------
Dallas, Texas*.................  Fabrication of aluminum windows                                186,000  Lease
                                 Fabrication of wood patio doors                                266,000  Lease
                                 Fabrication of vinyl windows                                    90,000  Lease
Irving, Texas..................  Fabrication of aluminum windows                                147,218  Own
                                 Extrusion die manufacturing                                      1,400  Own
Irving, Texas..................  Distribution of all window types                                22,000  Own
                                 Fabrication of aluminum patio doors                             98,000  Own
Wylie, Texas...................  Extrusion of aluminum                                          100,000  Own
Carrollton, Texas..............  Extrusion of vinyl                                              25,200  Lease
Phoenix, Arizona...............  Distribution of aluminum windows                                44,743  Lease
Las Vegas, Nevada..............  Distribution of aluminum windows                                30,400  Lease
Woodville, Texas...............  Fabrication of aluminum windows and storm doors                180,000  Lease
                                 Extrusion of aluminum                                          120,000  Lease
San Antonio, Texas.............  Distribution of aluminum windows                                10,000  Lease
Anaheim, California............  Fabrication of vinyl windows                                    80,000  Lease
Union City, California.........  Distribution of vinyl windows                                   10,000  Lease
Portland, Oregon...............  Distribution of vinyl windows                                   10,000  Lease
Salt Lake City, Utah...........  Distribution of vinyl windows                                   10,000  Lease
Clinton, Massachusetts.........  Fabrication of vinyl windows                                    31,000  Own
Bridgeport, Connecticut........  Fabrication of vinyl windows                                    75,000  Lease
Farmingdale, New York..........  Distribution of vinyl windows                                    6,000  Lease
Greenville, Texas..............  Manufacture of solid wood and hollow core bi-fold and
                                   passage doors; pre-hanging                                   180,000  Own
Greenville, Texas..............  Door finishing operation; custom door manufacture               30,000  Lease
Hanover Park, Illinois.........  Manufacture of hollow core bi-fold and passage doors;
                                   pre-hanging; warehouse                                        73,000  Lease
Allentown, Pennsylvania........  Manufacture of hollow core bi-fold and passage doors; door
                                   pre-hanging; warehouse                                       105,000  Lease
Mt. Pleasant, Texas............  Door manufacturing                                             110,000  Lease
Cleveland, Ohio................  Door pre-hanging; warehouse                                     30,000  Lease
Charlotte, North Carolina......  Door pre-hanging; warehouse                                     40,000  Lease
Florence, Alabama*.............  Door pre-hanging; warehouse                                     60,000  Lease

------------------------

*Leased from affiliates of certain stockholders. See "Certain Relationships and Related Transactions-- Facility Leases."

    We maintain our corporate headquarters in Dallas, Texas. The facilities provide approximately 11,000 square feet and are leased for a seven-year term expiring in 2004.

    We believe that our manufacturing plants are generally in good operating condition and are adequate to meet future anticipated requirements.

ITEM 3.  LEGAL PROCEEDINGS

    We are involved from time to time in litigation arising in the ordinary course of our business, none of which is expected to individually have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for the Company's outstanding equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected income statement data set forth below for the year ended December 31, 1995, the periods ended October 25, 1996 and December 31, 1996 and the years ended December 31, 1997 and 1998, and the selected balance sheet data at December 31, 1995, 1996, 1997 and 1998 were derived from the audited financial statements of Atrium as described further below. The selected financial data as of and for the year ended December 31, 1994, were derived from Atrium's unaudited financial statements, which in the opinion of management reflect all adjustments necessary for a fair presentation of results for such periods. The selected historical financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this 10-K.

    Prior to October 2, 1998, Atrium's historical financial statements as filed with the Securities and Exchange Commission included its operations and the operations of its subsidiaries. On October 2, 1998, pursuant to the Recapitalization, D and W Holdings, Inc. contributed the assets of Wing and Darby to Atrium.

    As Wing was determined to be the accounting acquiror in a "reverse acquisition", the historical financial statements of Atrium (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of Atrium and Darby from October 3 through December 31. The statements of operations for the years ended December 31, 1994, 1995 and 1997, the periods ended October 25, 1996 and December 31, 1996 only include the operations and accounts of Wing and its predecessor. Wing was acquired by it present controlling shareholders on October 25, 1996. The December 31, 1998 balance sheet includes the accounts of Atrium, Wing, Darby and each of their respective subsidiaries. The December 31, 1994, 1995, 1996 and 1997, and October 25, 1996 balance sheets only include the accounts of Wing and its predecessor.

                                                            PREDECESSOR
                                                 ---------------------------------
                                                                         PERIOD        PERIOD
                                                                          ENDED         ENDED       YEAR ENDED     YEAR ENDED
                                                                       OCTOBER 25,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   1994       1995        1996          1996           1997           1998
                                                 ---------  ---------  -----------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:

  Net sales....................................  $  72,496  $  68,481   $  62,880     $  13,200      $  99,059      $ 211,059
  Income before income taxes...................        179        491       1,789           532          1,391        159,140
  Net income (loss)............................         35        279       1,119           303            696         (2,819)
BALANCE SHEET DATA (END OF PERIOD):
  Total assets.................................  $  20,740  $  18,515   $  19,966     $  36,404      $  55,383      $ 359,869
  Total debt...................................     10,296      8,522       8,154        20,489         32,238        179,227
OTHER DATA:
  EBITDA(1)....................................  $   1,777  $   2,374   $   3,014     $   1,166      $   5,836      $  14,732
  Depreciation and amortization................        689        844         716           260          1,492          7,950
  Interest expense.............................        909      1,039         509           374          2,953          9,081

------------------------------

(1) While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity, it is included herein to provide additional information with respect to the ability of Atrium to meet its future debt service, capital expenditures and working capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Atrium believes EBITDA provides investors and analysts in the building materials industry the necessary information to analyze and compare historical results of Atrium on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, as EBITDA is not defined by GAAP, it may not be calculated or comparable to other similarly titled measures within the building materials industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Atrium (after the Recapitalization) which appears elsewhere in this 10-K.

CERTAIN FORWARD-LOOKING STATEMENTS

    This 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to the Company that are based on the beliefs of the management. When used in this 10-K, the words "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the risks and uncertainties regarding the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

                      ATRIUM (AFTER THE RECAPITALIZATION)

    Prior to October 2, 1998, Atrium's historical financial statements as filed with the Securities and Exchange Commission included its operations and the operations of its subsidiaries. On October 2, 1998, pursuant to the Recapitalization, D and W Holdings, Inc. contributed the assets of Wing and Darby to Atrium.

    As Wing was determined to be the accounting acquiror in a "reverse acquisition", the historical financial statements of Atrium (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of Atrium and Darby from October 3 through December 31. The statements of operations for the years ended December 31, 1998 and 1997, the periods ended October 25, 1996 and December 31, 1996 only include the operations and accounts of Wing and its predecessor. Wing was acquired by it present controlling shareholders on October 25, 1996.

RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES)

    The following table sets forth for the periods indicated, information derived from Atrium's consolidated statements of operations expressed as percentage of net sales.

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
Net sales................................................................................      100.0%     100.0%     100.0%
Cost of goods sold.......................................................................       75.4       79.0       75.2
                                                                                           ---------  ---------  ---------
Gross profit.............................................................................       24.6       21.0       24.8
Selling, delivery, general and administrative expenses...................................       18.8       15.8       20.4
Amortization expense.....................................................................        1.0        0.8        0.2
Stock option compensation expense........................................................        1.8         --         --
                                                                                           ---------  ---------  ---------
Income from operations...................................................................        2.9        4.4        4.2
Interest expense.........................................................................        4.3        3.0        1.2
Other income, net........................................................................        0.3         --         --
                                                                                           ---------  ---------  ---------
Income (loss) before income taxes and extraordinary charge...............................       (1.1)       1.4        3.1
Provision (benefit) for income taxes.....................................................       (0.1)       0.7        1.2
                                                                                           ---------  ---------  ---------
Income (loss) before extraordinary charge................................................       (1.0)       0.7        1.9
Extraordinary charge, net of income tax benefit..........................................        0.3         --         --
                                                                                           ---------  ---------  ---------
Net income (loss)........................................................................       (1.3)%       0.7%       1.9%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    NET SALES. Net sales increased by $112,000 from $99,059 in 1997 to $211,059 in 1998. The increase was due primarily to a combined increase in net sales of $87,909 from the addition of the Company and Darby in connection with the Recapitalization in October 1998 and the acquisition of Super Millwork in November 1997. Additionally, net sales at Wing increased 24.3% due to the increase in sales to the large home center retail chains.

    COST OF GOODS SOLD. Cost of goods sold decreased from 79.0% of net sales during 1997 to 75.4% of net sales during 1998. The decrease was due largely to the addition of the Company and Darby in the fourth quarter of 1998, as these divisions operate at higher margins than Wing.

    SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $24,083 from $15,671 (15.8% of net sales during 1997) to $39,754 (18.8% of net sales during 1998). The increase was primarily due to the inclusion of selling, delivery, general and administrative expenses of Super Millwork for twelve months and the Company and Darby for three months. Additionally, selling and delivery expenses increased due to the increase in net sales.

    AMORTIZATION EXPENSE. Amortization expense increased $1,359 from $774 during 1997 to $2,133 during 1998. The increase was largely due to the amortization of goodwill recorded in connection with the Recapitalization.

    STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense increased $3,851 from $0 during 1997 to $3,851 during 1998. Stock option compensation expense consisted of $2,813 representing the difference between the fair market value of common stock of Parent and the exercise price associated with a warrant granted to an executive of the Company in connection with the Recapitalization, charges associated with previously issued stock options at exercise prices below the fair value of the underlying common stock and charges associated with certain variable options.

    INTEREST EXPENSE. Interest expense increased $6,128 from $2,953 during 1997 to $9,081 during 1998. The increase in interest expense was due primarily to an increase in average outstanding debt related to the Loans issued and Senior Subordinated Notes assumed in connection with the Recapitalization. In addition, interest expense included the amortization of deferred financing costs recorded in connection with the recapitalization.

    EXTRAORDINARY CHARGE. Extraordinary charge increased $639 from $0 during 1997 to $639 during 1998. Extraordinary charge represents the write-off of certain deferred financing costs incurred in the placement of Wing's debt, which was repaid in connection with the Recapitalization. This amount is net of income tax benefit of $392.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    NET SALES. Net sales increased by $22,979 from $76,080 in 1996 to $99,059 in 1997. The increase was primarily due to the increase in sales to the large home center retail chains. The two largest home center retailers, which are Wing's top two customers, have experienced sales growth in excess of 25%. Additionally, the increase included $4,140 from the Super Millwork acquisition in November 1997.

    COST OF GOODS SOLD. Cost of goods sold increased from 75.2% of net sales during 1996 to 79.0% of net sales during 1997. The increase is largely the result of significant start-up costs incurred at the Cleveland prehanging facility, the Allentown, Pennsylvania prehanging and hollow core manufacturing facility and transition costs associated with moving a portion of the sales volume attributable to the Super Millwork acquisition to the Allentown facility.

    SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $158 from $15,513 (20.4% of sales during 1996) to $15,671 (15.8% of sales during 1997). The decrease as a percentage of sales is primarily attributable to lower freight costs per unit as additional prehanging/distribution facilities are opened. Additionally, retail store display expenses were reduced as a result of the implementation of a lower cost display program.

    AMORTIZATION EXPENSE. Amortization expense increased $649 from $125 during 1996 to $774 during 1997. The increase was due primarily to the amortization of goodwill recorded in connection with the October 1996 acquisition of Wing.

    INTEREST EXPENSE. Interest expense increased $2,070 from $883 during 1996 to $2,953 during 1997. The increase was due largely to an increase in average outstanding debt which resulted from the incurrence of additional debt related to the Wing acquisition in October 1996 and the Super Millwork acquisition in November 1997, as well as borrowings under the Wing Credit Facility. Interest expense during 1996 and 1997 includes amortization of related deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

    Cash generated from operations and availability under the Revolving Facility are the Company's principal sources of liquidity. During 1998, cash was primarily used in connection with the Recapitalization and for capital expenditures. Net cash used in operating activities was $8,024 during 1998 compared to cash provided by operations of $1,148 during 1997. The increase in cash used in operations was primarily attributable to a decrease in net income and an increase in inventories. Cash flows from financing activities increased from cash provided of $10,609 during 1997 to $133,174 during 1998. The increase was due primarily to borrowings and contributions from Corp. made in connection with the Recapitalization.

OTHER CAPITAL RESOURCES

    In connection with the Recapitalization, the Company entered into a Credit Agreement providing for a Revolving Facility in the amount of $30,000, of which $5,000 is available under a letter of credit sub-facility. The Revolving Facility has a maturity date of June 30, 2004. At December 31, 1998, the Company had $23,273 of availability under the Revolving Facility, net of borrowings of $4,118 and outstanding letters of credit totaling $2,609.

CAPITAL EXPENDITURES

    The Company had cash capital expenditures (exclusive of the Recapitalization) of $2,221 during 1998, compared to $1,355 and $1,083 during 1997 and 1996, respectively. The increase is largely due to the addition of the Company and Darby for the last three months of 1998. The Company expects capital expenditures (exclusive of acquisitions) in 1999 to be approximately $9,500, however, actual capital requirements may change, particularly as a result of acquisitions the Company may make. Capital expenditures exclude costs related to the implementation of the Company's new management information system which include internally capitalized costs.

    The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. As of March 31, 1999, the Company had $16,991 available for borrowings under the Revolving Facility, net of borrowings of $10,700 and outstanding letters of credit totaling $2,609.

YEAR 2000

    Many existing computer systems and applications and other control devices are coded to use only two digits (rather than four) to identify a year in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Many computer programs and systems, including certain programs and systems utilized by us, are highly dependent upon financial and other data that, based on the program's or system's inability to distinguish between the Year 2000 and other century-end dates, could be misreported or misinterpreted and cause significant errors. If not corrected, many computer applications could fail when processing data related to the Year 2000. In addition, two interacting systems, applications or devices, each of which has individually been fixed so that it will individually handle Year 2000 issue, could nonetheless suffer "integration failure" because their method of dealing with the problem is not compatible.

    This Year 2000 issue impacts our owned or licensed computer systems and equipment and the computer systems and equipment of third parties upon which we rely. The Year 2000 problem could cause these systems to fail, err, and, in the case of third party systems, become incompatible with our systems. Therefore, if we, or a significant third party fail to become Year 2000 ready, or if the Year 2000 problem causes our systems to become internally incompatible or incompatible with any key third party systems, our business could suffer material disruptions.

    We are assessing the impact of the Year 2000 problem and have or intend to modify portions of our hardware and software so that our computer systems will function properly with respect to date in the Year 2000 and thereafter. We have reviewed and continue to review each operating unit for the appropriate information system enhancements, with respect to both Year 2000 problem as well as strategic system upgrade.

    To achieve our overall operating strategy, we are enhancing our information technology by installing new software to implement a fully integrated manufacturing system for our operating units. This system is intended to be Year 2000 compliant. Each operating unit was prioritized for installation of the system based on any Year 2000 issues, with the final phase of implementation and installation of this system scheduled to be completed by the third quarter of 1999. We believe that with this strategy and completed installations, the Year 2000 problem will not pose significant operational problem for us. We can not assure you, however, that our computer systems, or other companies acquired in the future or the computer systems of other companies with whom we conduct business, will be Year 2000 compliant prior to December 31, 1999 or that the inability of any such systems to process accurately Year 2000 data will not have a material adverse effect on our business, operating results or financial condition.

    The total amount of costs to be incurred by the Company to address these system enhancements is estimated at $1,500. The Company has expensed approximately $750 through December 31, 1998.

FINANCIAL ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130") "Reporting Comprehensive Income." FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for financial statement periods beginning after December 15, 1997. The Company adopted FAS 130 beginning January 1, 1998. The Company had no comprehensive income for all periods presented prior to January 1, 1998.

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") Issued Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" that is effective for reporting periods beginning after December 15, 1998, but provides for earlier application if certain conditions are met. The Company has applied the provisions of SOP 98-1 in its financial statements for the year ended December 31, 1998 and its adoption had no material effect on the Company's consolidated financial position or results of operations.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" that is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will implement the provisions of FAS 133 as required. The future adoption of FAS 133 in not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table provides information concerning the directors and the executive officers of D and W Holdings, Inc. and its subsidiaries.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
R.L. Gilmer..........................................          45   Executive Vice President, Chief Operating Officer and
                                                                    Director
Jeff L. Hull.........................................          33   Executive Vice President, Chief Financial Officer,
                                                                    Treasurer, Secretary and Director
Louis W. Simi, Jr....................................          58   Executive Vice President of Operations, Atrium
                                                                    Companies, Inc.
Michael Quadhamer....................................          34   President, Wing Industries, Inc.
Cliff Darby..........................................          32   President, R.G. Darby Company, Inc. and Total Trim,
                                                                    Inc.
Eric W. Long.........................................          31   Vice President, Corporate Controller and Assistant
                                                                    Secretary
Sam A. Wing, Jr......................................          75   Chairman Emeritus and Director
Daniel T. Morley.....................................          46   Chairman of the Board of Directors
James G. Turner......................................          30   Vice President and Director
Roger A. Knight......................................          39   Director
Andreas Hildebrand...................................          31   Director
John Deterding.......................................          65   Director
Nimrod Natan.........................................          35   Director

    R.L. Gilmer has served as Executive Vice President of D and W since April 1999 and as the Chief Operating Officer and Director of D and W since October 1998. Mr. Gilmer has also served as President and Chief Executive Officer of Wing Industries Holdings since 1996. Prior to that, he was Vice President of Wing from July 1993 to October 1996. Mr. Gilmer has served Wing in various capacities since 1986 including as Controller and Manufacturing Manager. Prior to joining Wing, Mr. Gilmer was a certified public accountant with the accounting firm of Arthur Andersen & Co.

    Jeff L. Hull has served as Executive Vice President and Director of D and W since April 1999 and as Chief Financial Officer, Treasurer and Secretary of D and W since October 1998. Mr. Hull has served as our Chief Financial Officer from April 1996 and Secretary and Treasurer from December 1996. Prior to that, Mr. Hull managed the asset/liability department of AmVestors Financial Corporation (NYSE:AMV) from June 1995. From 1990 to 1995, he was an audit manager with the accounting firm of Deloitte & Touche. Mr. Hull is a certified public accountant.

    Louis W. Simi, Jr. has served as our Executive Vice President from 1993 to October 1998 and General Manager of our Atrium Aluminum division from 1971 to 1998. Mr. Simi also served as our Director from July 1995 to November 1996. He has served in other capacities with us and our subsidiaries since 1966.

    Michael Quadhamer has served as President of Wing since October 1998. Prior to that, he served as Vice President and Chief Financial Officer of Wing Industries Holdings from October 1996 until October 1998. Mr. Quadhamer has served Wing in various capacities since 1991 including as Controller and as Director of Global Operations. Prior to joining Wing, he worked for the accounting firm of Arthur Andersen & Co. Mr. Quadhamer is a certified public accountant.

    Cliff Darby has served as President of Darby since 1993 and has worked for Darby since 1988, performing numerous functions including overseeing operations in the door plant, installing materials for Total Trim, Inc., sales, and pricing of jobs.

    Eric W. Long has served as Vice President of Atrium since April 1999 and as Corporate Controller and Assistant Secretary of Atrium since April 1996. From April 1995 to April 1996, Mr. Long was a financial analyst with Applebee's International. From 1991 to 1995, he was with the accounting firm of Deloitte & Touche L.L.P. Mr. Long is a certified public accountant.

    Sam A. Wing, Jr. has served as Chairman Emeritus and Director of D and W since October 1998. Mr. Wing has served Wing in various capacities since 1946, including as Chairman Emeritus from 1996 until October 1998, as Chairman and Chief Executive Officer from 1995 until 1996 and as Chairman from 1994 until 1995. Prior to that, Mr. Wing was Chairman and Chief Executive Officer of Wing from 1969 to 1994.

    Daniel T. Morley has served as Chairman of the Board of Directors of D and W since October 1998. Mr. Morley has served as President of Ardshiel since 1997 and Chairman of WIH since 1996 and Door since January 1998. Mr. Morley also serves as Chairman of Astro Textiles, Inc. and Koala Holdings, Inc, privately held companies.

    James G. Turner has served as Vice President and Director of D and W since October 1998. Mr. Turner has served as a Principal of Ardshiel since June 1997. Mr. Turner has also served as a Director of Wing since October 1997 and Door since December 1997. From March 1994 until June 1997, Mr. Turner worked as an Associate for Ardshiel. Prior to that, Mr. Turner worked for Chemical Banking Corp. since 1991.

    Roger A. Knight has served as a Director of D and W since October 1998. Mr. Knight has served as a Principal of Ardshiel since May 1998. Prior to joining Ardshiel, he was Managing Director and a member of the Coopers & Lybrand Securities, Inc., the wholly-owned investment banking subsidiary of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers LLP).

    Andreas Hildebrand has served as a Director of D and W since October 1998. Mr. Hildebrand is Vice President--Private Equities of GE Investments. Mr. Hildebrand also served as a Director of Wing since October 1997 and of Darby since January 1998. He has served in other capacities with GE Investments during the past five years. Mr. Hildebrand is also a Director of Eagle Family Foods Holdings, Inc., a privately held company.

    John C. Deterding has served as Director of D and W since October 1998. Mr. Deterding has been the owner of Deterding Associates, a real estate consulting company, since June 1993. From 1975 until June 1993, he served as Senior Vice President and General Manager of the Commercial Real Estate division of General Electric Capital Corporation ("GECC"). From November 1989 to June 1993, Mr. Deterding served as Chairman of the General Electric Real Estate Investment Company, a privately held REIT. He served as Director of GECC Financial Corporation from 1986 to 1993. Mr. Deterding is also a Director of Patriot American Hospitality and a former member and trustee of the Urban Land Institute.

    Nimrod Natan has served as a Director of D and W since October 1998. Mr. Natan has served as a Principal of Ardshiel since 1997. Mr. Natan also serves as a director of Wing and Astro Holdings, Inc., a privately held company. Prior to joining Ardshiel in 1997, Mr. Natan was a management consultant with Gemini Consulting for four years.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

    COMPENSATION OF NAMED EXECUTIVE OFFICERS. The following table provides certain summary information for each of the years ended December 31, 1996, 1997 and 1998 concerning compensation paid or accrued by us to or on behalf of the Chief Executive Officer and the four other most highly compensated persons functioning effectively as our executive officers whose individual combined salary and bonus exceeded $100,000 during such period (the "Named Executive Officers"):

                                                         ANNUAL COMPENSATION               LONG-TERM
                                              -----------------------------------------  COMPENSATION
                                                                         OTHER ANNUAL     SECURITIES      ALL OTHER
                                                SALARY       BONUS       COMPENSATION     UNDERLYING    COMPENSATION
 NAME AND PRINCIPAL POSITION(1)      YEAR        ($)          ($)           ($)(1)         OPTIONS#          ($)
---------------------------------  ---------  ----------  ------------  ---------------  -------------  -------------
*Randall S. Fojtasek ............       1998  $  350,000  $  3,140,000     $      --      $ 5,735,369    $ 2,542,570(2)
  President and Chief Executive         1997     350,000       125,000            --               --        308,928(3)
  Officer                               1996     303,865     3,075,000            --        2,195,222        221,500(4)

Jeff L. Hull ....................       1998     155,000       175,000            --        1,183,842             --
  Executive Vice President, Chief       1997     120,000        20,000            --            5,000         15,146(3)
  Financial Officer, Secretary          1996     100,000             0            --          100,000             --
  and Treasurer

R.L. Gilmer .....................       1998     215,000        56,250            --        1,183,842             --
  Executive Vice President, Chief       1997     138,679        70,000            --               --             --
  Operating Officer                     1996     106,113       286,889            --          539,682             --

Louis W. Simi, Jr. ..............       1998     170,000       185,000            --          250,000        662,923(2)
  Executive Vice President of           1997     125,000       250,690            --               --        106,025(3)
  Operations, Atrium Companies,         1996     125,000       270,681            --          511,237        282,886(4)
  Inc.

Cliff Darby .....................       1998     150,000        76,000            --          832,314             --
  President, R.G. Darby Company,        1997     150,000        66,000            --               --             --
  Inc. and Total Trim, Inc.             1996     150,000        66,000            --               --             --

------------------------

*   Resigned effective March 31, 1999.

(1) Perquisites related to automobile and expense allowances are excluded since the aggregated amounts are the lesser of $50,000 or 10% of the total annual salary.

(2) In connection with a change of control transaction, certain members of management were granted options at below fair market prices. Accordingly, compensation expense is being recognized for financial statement purposes. Upon completion of the 1998 Recapitalization and the exercise of these options, the compensatory portion of the options were reflected in the individual's wages and in our financial statements.

(3) Amounts represent fees received in connection with the termination of the purchase and sale agreement to acquire PlyGem Industries, Inc.

(4) In connection with a change of control transaction, certain members of management were granted options at below fair market prices. Accordingly, compensation expense is being recognized for financial statement purposes.

    OPTION GRANTS DURING 1998. The following table sets forth option grants to the Named Executive Officers during the year ended December 31, 1998.

                             NUMBER OF          INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE VALUE
                             SECURITIES  --------------------------------               AT ASSUMED ANNUAL RATES OF
                             UNDERLYING     % OF TOTAL                                   STOCK PRICE APPRECIATION
                              OPTIONS     OPTIONS GRANTED    EXERCISE OR                    FOR OPTION TERM(2)
                              GRANTED     TO EMPLOYEES IN    BASE PRICE    EXPIRATION   --------------------------
NAME                            (#)         FISCAL YEAR        ($/SH)         DATE         5%($)         10%($)
---------------------------  ----------  -----------------  -------------  -----------  ------------  ------------
Randall S. Fojtasek........   1,894,148             15        $    1.00      10/02/08   $  1,191,419  $  3,019,272
                              2,841,221             22              .01      10/02/08      4,599,937     7,341,715
Jeff L. Hull...............   1,183,842              9             1.00      10/02/08        744,637     1,887,044
R.L. Gilmer................   1,183,842              9             1.00      10/02/08        744,637     1,887,044
Louis W. Simi, Jr..........     250,000              2             1.00      10/02/08        157,250       398,500
Cliff Darby................     466,101              4             1.00      10/02/08        293,178       742,965
                                832,314              8              .83       1/09/08        434,416     1,101,019

------------------------

(1) All options are for the common stock of D and W Holdings, Inc..

(2) The assumed rates are compounded annually for the full terms of the options.

(3) Options vest ratably over the life of the respective employment contract, except for Simi and Darby, which vest ratably over five years.

    AGGREGATED OPTION EXERCISES AND FISCAL-YEAR-END OPTION VALUES. The following table sets forth option exercises by the Named Executive Officers and value of in-the-money unexercised options held at December 31, 1998.

                                                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED     IN-THE- MONEY OPTIONS AT
                                SHARES                      OPTIONS AT FY-END (#)               FY-END
                             ACQUIRED ON       VALUE      --------------------------  ---------------------------
NAME                         EXERCISE (#)   REALIZED($)   EXERCISABLE UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------  --------------  ------------  ----------  --------------  ------------  -------------
Randall S. Fojtasek.......    2,195,222(1)  $  5,118,108   3,841,221    1,894,148(3)  $  3,802,808    $      --
Jeff L. Hull..............      105,000(1)       244,805     125,000    1,183,842(3)       123,750           --
R.L. Gilmer...............          883(2)       108,167     231,136    1,183,842(3)       228,825           --
Louis W. Simi, Jr.........      511,237(1)     1,191,937     250,000      250,000(3)       247,500           --
Cliff Darby...............           --               --     231,136      466,101(3)       228,824           --

------------------------

(1) Represents options exercised by the named individual to purchase common stock of Atrium Corp.

(2) Represents options exercised to purchase common stock of Wing Industries Holdings, Inc.

(3) Represents options held by the named individual to purchase common stock of D and W Holdings, Inc.

(4) Represents options held by the named individuals to purchase common stock of D and W Holdings, Inc. Based on the fair market value of the option shares at fiscal year end ($1.00 per share) less the exercise price per share payable for such shares.

OPTION PLANS

    In connection with the 1998 Recapitalization, the Board of Directors and stockholders of D and W adopted the D and W Holdings, Inc. 1998 Stock Option Plan (the "New Plan") providing for the grant of options to purchase common stock of D and W to key employees and eligible non-employees of D and W and its subsidiaries. The Stock Option Plan provides for the grant of options to purchase up to 11,991,142 shares of D and W common stock. In conjunction with the 1998 Recapitalization, options to purchase

3,582,353 shares of D and W common stock were granted to management of Darby and Wing in exchange for outstanding options to purchase Darby and Wing stock. Options to purchase an additional 8,153,588 shares of D and W common stock were granted to management of D and W and its subsidiaries contemporaneously with the 1998 Recapitalization. After the 1998 Recapitalization, 255,201 shares of D and W common stock were reserved for future grants under the New Plan. The New Plan is administered by the compensation committee of the Board of Directors of D and W.

    The New Plan provides that options may be granted in the form of incentive options qualified for favorable tax treatment under Section 422 of the Internal Revenue Code or in the form of non-qualified options, which do not qualify under
Section 422. All options granted in connection with the 1998 Recapitalization are non-qualified options. Unless otherwise provided by the compensation committee, options granted under the New Plan generally have a term of ten (10) years from the date of grant and vest in equal installments annually over five years dependent on continued employment. No option is exercisable until it has vested. Options granted upon consummation of the 1998 Recapitalization in exchange for outstanding options of Darby and Wing continue to vest on the schedule applicable to the exchanged options. Of such options, options to purchase 371,138 shares of D and W common stock were fully vested upon grant. Of the options granted in connection with the 1998 Recapitalization, options to purchase 993,115 shares of D and W common stock will vest only in connection with a value event, defined as:

    - the sale of D and W common stock by D and W in an offering registered with the SEC which constitutes a qualifying public offering,

    - D and W merging or consolidating with another corporation in a merger in which the surviving corporation has freely tradeable common stock, or

    - the sale or transfer of substantially all of the assets of D and W and its subsidiaries, taken as a whole.

    The exercise price of all options was set by the compensation committee upon grant, and with respect to incentive options is at least equal to the fair market value of the D and W common stock on the date of grant.

    Options are nontransferable other than in accordance with the laws of descent and distribution. Unvested options will expire, unless otherwise provided by the compensation committee, upon the optionee's death, disability or termination of employment for any reason. Upon an optionee's death or disability the optionee or his or her representative or heir will have the right to exercise the vested portion of any options for 180 days after the date of death or disability. Upon termination for cause or voluntary termination by the optionee without good reason all vested options will automatically expire. Upon termination of employment for any other reason, including retirement or termination without cause, the optionee will have the right to exercise the vested portion of any option for 30 days after the date of termination. Also, upon termination of an optionee's employment for any reason, D and W will have the right to purchase outstanding options and any shares of D and W common stock held by the optionee as a result of the exercise of an option. If termination occurs with cause, the purchase price will be the lesser of the fair market value of the D and W common stock or the original cost of the shares or options purchased, minus the exercise price of any options purchased. In all other cases, the purchase price will be equal to the fair market value of the D and W common stock, minus the exercise price of any options purchased.

REPLACEMENT STOCK OPTION PLAN

    In addition to the New Plan, the Board of Directors and stockholders of D and W adopted the D and W Holdings, Inc. Replacement Stock Option Plan (the "Replacement Plan") to govern the terms of certain options to purchase D and W common stock which were granted in replacement of outstanding options of Atrium Corp. in connection with the 1998 Recapitalization. Under the Replacement Plan, options to purchase an aggregate of 1,575,000 shares of D and W common stock were granted in exchange for outstanding options of Atrium Corp. which were not cashed out in the 1998 Recapitalization. The options granted pursuant to the Replacement Plan vest ratably over a period of five years on each anniversary date of the grant. The replacement options have an exercise price of $0.01 per share.

    Upon termination of an optionee's employment, D and W shall have the right to repurchase from the optionee all or any portion of their replacement option. In the event such termination of employment is for Cause, as defined in the Replacement Plan, the price per option repurchased will be equal to the lesser of $1.00 per underlying share and the market value per share of D and W common stock in either case, minus $0.01 per share. If termination occurs for any reason other than Cause, the repurchase price will, (i) for the unvested portion of an option be equal to the lesser of the market value per share and $1.00 per share, in each case minus $0.01 per share, and (ii) for the vested portion of an option, be equal to the greater of market value per share or $1.00, in each case minus $0.01 per share. Upon exercise of any vested portion of a replacement option, D and W may require the optionee to execute a buy-sell agreement containing provisions similar to the repurchase provisions described above, as a condition to such option exercise.

    The Replacement Plan provides that all options granted thereunder are in the form of nonqualified options, which are options that do not qualify for favored tax treatment under Section 422 of the Internal Revenue Code. The replacement options have a term of 20 years from the date of grant subject to early termination in connection with termination of employment. No option is exercisable until it is vested. Replacement options are not transferable by an optionee, either voluntarily, involuntarily or by operation of law, except that options may be transferred to an optionee's family members or personal representative, so long as the transferee agrees to be bound by the provisions of an option agreement and replacement plan.

BONUS PLAN

    We maintain a bonus plan providing for annual bonus awards to certain key employees. Such bonus amounts are based on Atrium and its divisions meeting certain performance goals established by our board of directors.

OTHER BENEFIT PROGRAMS

    Our executive officers also participate in other employee benefit programs including health insurance, group life insurance, and a savings and supplemental retirement plan (the "401(k) Plan") on the same basis as our other employees.

EMPLOYMENT AGREEMENTS

    Mr. Hull has entered into an employment agreement with D and W pursuant to which he serves as Chief Financial Officer of D and W. Mr. Hull's employment agreement has a four year term, commencing in October 1998. Under the terms of Mr. Hull's employment agreement, he is entitled to receive an annual base salary of $225,000, as adjusted, subject to increase at the discretion of the Board of Directors. The agreement provides that Mr. Hull may receive an annual performance bonus of up to $125,000, as adjusted;

    - 50% of which will be payable contingent on achievement of D and W's EBITDA plan,

    - 35% of which will be payable upon achievement of targets established by the Board of Directors for bad debt collections, accounts receivable days and month end closing, and

    - 15% of which will be payable contingent on achievement of management's objectives set from time to time by the Board of Directors.

    Pursuant to the agreement, Mr. Hull received options to purchase 1,183,842 shares of D and W common stock pursuant to the stock option plan. The options have an exercise price of $1.00 per share, subject to adjustment under the stock option plan, and will vest in equal installments over four years from the date of grant. The agreement also provides that in the event Mr. Hull is terminated by D and W without cause, or terminates his employment for good reason, D and W will pay to Mr. Hull a payment

    - in a lump sum, an amount equal to the sum of his annual base salary earned or accrued through the termination date, reimbursement of his reasonable and necessary expenses, any unpaid accrued vacation pay and any amount arising from his benefits to be received pursuant to D and W's investment plans, plus

    - equal to a prorated portion of his incentive bonus, plus

    - equal to one-twelfth of his annual base salary on the date of termination together with 80% of his maximum incentive bonus for each month during a period of twelve months following the date of his termination.

    Such payments would also be made if Mr. Hull's employment is terminated by D and W in connection with a change of control of D and W, as defined in the agreement. Pursuant to the agreement, Mr. Hull agrees not to compete with D and W and its subsidiaries until (i) one year following termination by D and W for cause or due to disability or as a result of termination initiated by him without good reason, or (ii) the last day of any period he is receiving severance payments upon termination by D and W without cause or upon a change of control, or as a result of termination initiated by him with good reason.

    Mr. Gilmer has entered into an employment agreement with D and W pursuant to which he serves as Chief Operating Officer of D and W. Mr. Gilmer's employment agreement has a four year term, commencing in October 1998. Under the terms of Mr. Gilmer's employment agreement, he is entitled to receive an annual base salary of $225,000, as adjusted, subject to increase at the discretion of the Board of Directors. The agreement provides that Mr. Gilmer may receive an annual performance bonus of up to $125,000,

    - 75% of which will be payable contingent on achievement of D and W's EBITDA plan,

    - 15% of which will be payable contingent on achievement of management objectives set from time to time by the Board of Directors, and

    - 10% of which will be payable contingent on achievement of a target return on equity for D and W set by the Board of Directors.

    Pursuant to the agreement, Mr. Gilmer received options to purchase 1,183,842 shares of D and W common stock upon the same terms as the options received by Mr. Hull. The agreement also provides that, in the event Mr. Gilmer is terminated by D and W without cause, or terminates his employment for good reason, D and W will pay to Mr. Gilmer a payment

    - in a lump sum, an amount equal to the sum of his annual base salary earned or accrued through the termination date, reimbursement of his reasonable and necessary expenses, any unpaid accrued vacation pay and any amount arising from his benefits to be received pursuant to Holdings' investment plans, plus

    - an amount equal to a prorated portion of his incentive bonus, plus

    - an amount equal to one-twelfth of his annual base salary on the date of termination together with 80% of his maximum base incentive bonus for each month during a period of twelve months following the date of his termination.

    Such payments would also be made if Mr. Gilmer's employment is terminated by D and W in connection with a change of control of D and W, as defined in the agreement. Pursuant to the agreement, Mr. Gilmer agrees not to compete with D and W and its subsidiaries until (i) one year following termination by D and W for cause or due to disability or as a result of termination initiated by him without good reason, or (ii) the last day of any period he is receiving severance payments upon termination by D and W without cause or upon a change of control, or as a result of termination initiated by him with good reason.

    The Company entered into an employment agreement with Mr. Simi on January 1, 1998. The compensation provided to Mr. Simi includes an annual base salary of $170,000, subject to increases at the discretion of the Board of Directors. Additionally, Mr. Simi is eligible for an incentive bonus based on certain performance targets.

    Mr. Simi's employment agreement terminates on December 31, 2000. If Mr. Simi's employment with the Company is terminated by the Company for any reason other than for cause, he will continue to be paid his salary for 12 months, together with the annual incentive bonus. Mr. Simi has agreed not to compete with the Company in certain geographic areas for so long as the Company pays salary to him.

    On January 9, 1998, Mr. Cliff Darby entered into an employment agreement with Darby for a term commencing in January, 1998. Under the terms of Mr. Darby's employment agreement, he is entitled to receive an annual base salary of $156,000, as adjusted, subject to increase at the discretion of the Board of Directors of Darby. Mr. Darby is entitled to annual performance bonus payable upon the achievement of Darby's EBITDA plan. The agreement also provides that in the event Mr. Darby is terminated by Darby without cause, as defined in the agreement, Darby will pay to Mr. Darby a payment

    - in a lump sum equal to all compensation accrued and unpaid as of the date of termination, and

    - in equal semi-monthly installments, an amount equal to the compensation to which Mr. Darby would have been entitled under the agreement for a period of one year if the agreement had not been terminated.

    Pursuant to the agreement, Mr. Darby has agreed not to compete with the business of Darby for a period of five years from the date of the agreement, whether the agreement terminates prior to the end of such five year period; provided that the non-competition covenant shall apply for one year following termination without cause by Darby regardless of the date of termination.

    Upon consummation of the merger, Mr. Darby received options to purchase 466,101 shares of D and W common stock, with an exercise price of $1.00 per share. Such options vest over a five year period from the date of grant.

BOARD OF DIRECTORS

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Daniel T. Morley, and Andreas Hildebrand serve as members of our compensation committee.

    AUDIT COMMITTEE

    James G. Turner and Roger A. Knight serve as our audit committee.

    EXECUTIVE COMMITTEE

    James G. Turner, Roger A. Knight, Andreas Hildebrand, R.L. Gilmer and Jeff
    L. Hull serve as our executive committee.

    NON-EMPLOYEE DIRECTOR COMPENSATION

    Any member of our board of directors who is not an officer or employee does not receive compensation for serving on our board of directors. We anticipate compensating non-employee directors not affiliated with GEIPPPII or Ardshiel in the future for their service on our board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We are a wholly-owned subsidiary of Atrium Corp., which in turn is a wholly-owned subsidiary of D and W Holdings, Inc. The following table sets forth certain information regarding the beneficial ownership of D and W common stock as of March 31, 1999, by each person who owns beneficially more than 5% of the outstanding common stock of D and W and by the directors and certain executive officers of D and W. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock of D and W.

NAME                                                                                 NUMBER OF SHARES    PERCENTAGE
-----------------------------------------------------------------------------------  -----------------  -------------
GE Investment Private Placement Partners II, a Limited Partnership.................      92,970,561           90.7%
  3003 Summer Street
  Stamford, CT 06984-7900
Ardshiel, Inc......................................................................       6,643,600(1)         6.5%
  230 Park Avenue, Suite 2527
  New York, NY 10169
Randall S. Fojtasek................................................................       2,841,221(2)         2.8%
R.L. Gilmer........................................................................         480,159(3)        *
Louis W. Simi, Jr..................................................................         250,000(3)        *
Jeff L. Hull.......................................................................         125,000(3)        *
Cliff Darby........................................................................       1,059,000            1.0%
Sam A. Wing, Jr....................................................................              --             --
Daniel T. Morley...................................................................       6,643,600(4)         6.5%
James G. Turner....................................................................              --             --
Roger A. Knight....................................................................              --             --
Andreas Hildebrand.................................................................              --             --
John Deterding.....................................................................              --             --
Nimrod Natan.......................................................................              --             --
All directors and executive officers as a group (13 persons):......................      11,523,487           11.2%

------------------------

*   less than 1%.

(1) Includes (i) 1,040,748 shares of D and W common stock issuable upon exercise of warrants that are currently exercisable; (ii) 1,819,033 shares of D and W common stock held by Ardatrium L.L.C., Arddoor L.L.C., Ardwing L.L.C. and Wing Partners, which are under common control with Ardshiel, and (iii) 3,783,819 shares of Holdings common stock held by certain other stockholders of D and W who have granted proxies to Ardshiel or its affiliates to vote their shares.

(2) Includes 2,841,221 shares of D and W Holdings common stock issuable upon exercise of a warrant that is currently exercisable.

(3) Includes 125,000, 230,771 and 250,000 shares of D and W common stock issuable upon exercise of options granted to Messrs. Hull, Gilmer and Simi, respectively, under the New Plan. Such options are exercisable within 60 days.

(4) Represents shares beneficially owned by Ardshiel and its affiliates. Mr. Morley is the President and a stockholder of Ardshiel and a managing member of Arddoor L.L.C., Ardatrium L.L.C. and Ardwing L.L.C., the general partner of Wing Partners. Accordingly, Mr. Morley may be deemed to be the beneficial owner of these shares. Mr. Morley disclaims beneficial ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE STOCKHOLDERS AGREEMENT

    GEIPPPII, Ardshiel, and certain other stockholders of D and W (collectively, the "Major Stockholders"), have entered into a stockholders agreement, dated as of October 2, 1998, which affects their relative rights as stockholders of D and W.

    Pursuant to the stockholders agreement, the Major Stockholders have agreed that the authorized number of directors of D and W shall consist of up to nine directors. GEIPPPII, so long as it is a stockholder, shall have the right to designate one director in the event there are less then seven directors, and two directors in the event the Board of Directors consists of seven or more members. The remainder of the directors shall be designated by Ardshiel, so long as it is stockholder.

    Subject to certain exceptions, each of the Major Stockholders other than GEIPPPII have agreed not to sell, transfer or otherwise dispose of such stockholder's equity securities of D and W and an affiliate of Ardshiel has agreed not to sell, transfer or otherwise dispose of its Discount Debentures. In the event that GEIPPPII intends to transfer its equity securities or Discount Debentures, each of the other Major Stockholders or holders of Discount Debentures, will be entitled to require the purchaser of such equity securities or Discount Debentures to purchase a pro rata portion of the equity securities or Discount Debentures held by such Major Stockholder or holder of Discount Debentures; PROVIDED, HOWEVER, that in the event such sale, transfer or disposition by GEIPPPII occurs at any time following the fourth anniversary of the stockholders agreement, the other stockholders or holders of Discount Debentures, upon notice by GEIPPPII, will be obligated to sell all of their equity securities and/or all of their Discount Debentures to the proposed transferee. Subject to certain conditions, Ardshiel and its affiliates, may require that GEIPPPII, at Ardshiel's or any of its affiliate's option, (i) sell or otherwise dispose of its equity securities and Discount Debentures, in an arm's length transaction to any person or persons who are not affiliates of Ardshiel or (ii) purchase all of the other Major Stockholders' equity securities and Discount Debentures for a purchase price provided in the stockholders agreement. In addition, subject to certain exceptions, GEIPPPII and/or D and W have the right to purchase from any selling Major Stockholder any or all equity securities proposed to be sold to a third party by such selling Major Stockholder.

    The stockholders agreement provides that in the event GEIPPPII or any Ardshiel stockholder or any of their respective affiliates purchases from D and W equity securities issued after the date of the stockholders agreement, Randall Fojtasek and affiliates controlled by him shall be entitled to participate in such investment on a pro rata basis (based on Mr. Fojtasek's relative ownership of equity interests in D and W Holdings at the time of any such purchase). The rights granted to Mr. Fojtasek described above may not be assigned to any person, without the prior written consent of the parties to the stockholders agreement.

    Pursuant to the terms of the stockholders agreement, D and W has granted the Major Stockholders the right to require D and W, under certain circumstances, to register under the Securities Act of 1933 any or all shares of D and W common stock then held by such Major Stockholder and the right, in the event D and W or any of its subsidiaries proposes to file, subject to certain exceptions, a registration statement under the Securities Act with respect to any common stock or equity security, to include in such registration statement for resale by the Major Stockholders, such Major Stockholder's common stock.

    The stockholders agreement provides that D and W cannot take certain enumerated actions without obtaining the prior written consent of GEIPPPII.

MANAGEMENT AGREEMENT

    We are a party to a management agreement dated October 2, 1998 with D and W, Atrium Corp. and Ardshiel. Pursuant to the management agreement, Ardshiel provides advice to D and W and its subsidiaries with respect to business strategy, operations and budgeting and financial controls in exchange for an annual fee of $1.3 million plus expenses. Additionally, the management agreement provides that, prior to engaging another financial advisor D and W or its subsidiary must offer Ardshiel the opportunity to perform investment banking services in connection with a sale or purchase of a business or any financing. Ardshiel shall receive a closing fee for any such services which shall not be greater than 2% of the total purchase or sale price for such business and shall be payable upon consummation of such sale or such purchase. The consent of GEIPPPII is required prior to the payment by D and W or any of its subsidiaries of any closing fees to Ardshiel where D and W or any of its subsidiaries is paying similar fees to other entities for similar services. D and W paid a closing fee of approximately $3.4 million upon the consummation of the 1998 Recapitalization and paid Ardshiel's fees and expenses in connection therewith. The management agreement will remain in effect until October 2, 2008 and will be automatically renewed for one-year periods unless either party gives written notice to the contrary at least thirty days prior to the expiration of the initial or any extended term of the agreement unless terminated earlier in accordance with its terms.

BUY-SELL AGREEMENTS

    D and W entered into buy-sell agreements with certain members of its management pursuant to which D and W may, at its option, repurchase from those persons all or any portion of their shares of D and W common stock upon the termination of their employment. Each agreement provides that D and W shall repurchase those shares at a purchase price equal to the greater of $1.00 per share or the fair market value of the shares at the date of termination unless the termination shall have been for cause, in which case the repurchase price shall be equal to the lesser of the fair market value per share at the date of termination and $1.00 per share. Each agreement also provides for certain restrictions on transfer.

    In addition to the above, the buy-sell agreements entered into with Messrs. Gilmer and Darby provide that the manager will have the right to require D and W to repurchase his shares if he is terminated for any reason other than for cause and D and W does not exercise its right to purchase the shares.

THE DISCOUNT DEBENTURES

    In 1998, Atrium Corp. issued $80.6 million aggregate principal amount at maturity of its Discount Debentures to GEIPPPII and an affiliate of Ardshiel (representing $45.0 million in gross proceeds to Atrium Corp.), to fund a portion of the Atrium merger consideration, the repurchase of $25.0 million of Atrium's existing senior subordinated notes and repayment of the intercompany loan described below. See "Description of Certain Indebtedness--Discount Debentures."

    D and W has agreed to cause

    - us to make dividend payments to Atrium Corp. to enable Atrium Corp. to make interest and principal payments on, or to repurchase, redeem or prepay (at par plus accreted value and unpaid interest), the Discount Debentures, to the extent we have funds legally available for the payment of such dividends and we are not prohibited from making such dividend payments by the terms of any contract to which we are a party (including, without limitation, the indenture relating to the Credit Facility) and

    - Atrium Corp., to the extent Atrium Corp. is not prohibited from doing so by the terms of any contract to which it or D and W is a party, to pay interest and principal on, or to repurchase, redeem or repay, the Discount Debentures from the proceeds of any such dividend payment.

    Subject to certain exceptions, an affiliate of Ardshiel has agreed not to sell, transfer or otherwise dispose of its Discount Debentures. In addition, such affiliate has certain rights and is subject to certain obligations in the event of certain transfers by GEIPPPII of its Discount Debentures and is entitled, under certain circumstances, to require GEIPPPII to sell or otherwise dispose of its Discount Debentures and equity securities in an arm's length transaction to any person or persons who are not affiliates of Ardshiel or purchase such affiliate's Discount Debentures and equity securities. See "--The Stockholders Agreement."

INTERCOMPANY LOAN

    In connection with the 1998 Recapitalization, Atrium Corp. issued to us a $24.0 million subordinated intercompany note and we in turn used a portion of the proceeds from our term loan under our credit facility to fund the intercompany loan to Atrium Corp. The intercompany loan to Atrium Corp. bore interest at a rate of 5.66% per annum computed semiannually. The intercompany loan was repaid in November 1998 with proceeds from the issuance of Discount Debentures.

INDEMNIFICATION AGREEMENTS

    We entered into indemnification agreements with Jeff L. Hull and Louis W. Simi, Jr. under which we agreed to indemnify them to the fullest extent permitted by law, and to advance expenses, if either of them becomes a party to or witness or other participant in any threatened, pending or completed action, suit or proceeding by reason of any occurrence related to the fact that the person is or was our, our subsidiary's or, at our request, another entity's director, officer, employee, agent or fiduciary, unless a reviewing party (either outside counsel or a director or directors appointed by the Board of Directors) determines that the person would not be entitled to indemnification under applicable law. We expect to enter into similar indemnification agreements with each of the remaining directors and executive officers.

FACILITY LEASES

    On July 3, 1995, Fojtasek Industrial Properties, Ltd., a limited partnership in which Randall S. Fojtasek owns an equity interest of approximately 10.2%, executed leases with us with respect to our Atrium Wood's and Atrium Vinyl's facility and our H-R Windows division's facility. Both leases are absolute net leases. These leases were extended on October 1, 1997 for a period of ten years, expiring on July 1, 2008. The amounts paid under these two leases totaled $1,245,281, $753,000 and $605,338 in 1998, 1997 and 1996, respectively.
Additionally, Fojtasek Interests, a Texas corporation, in which Mr. Fojtasek owns an interest, subleases approximately 1,500 square feet of office space at our corporate headquarters. Amounts paid to us under this lease in 1998 were $19,588.

    Darby is a party to a facilities lease agreement with R.G. Darby, a former stockholder of Darby and the father of Cliff Darby, President of Darby. Pursuant to the terms of the lease, Darby pays rent to Mr. Darby of approximately $12,000 per month, adjusted annually for inflation. The term of the lease is fifteen years with three extension terms of five years each. Rent expense paid to Mr. Darby in 1998 was approximately $144,000.

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

(b) REPORTS ON FORM 8-K

       The following reports on Form 8-K were filed by the Registrant during the fourth quarter:

           On October 19, 1998, in accordance with Items 1 and 7 of Form 8-K, the Company filed a report on Form 8-K announcing the completion of the merger between D and W Holdings, Inc., Atrium Corporation and D and W Acquisition Corp. on October 2, 1998. The report included the terms of the $205.0 million Credit Agreement entered into by the Company to finance the Transaction. The report also included the financial statements of the acquired businesses, the required pro forma financial information and certain exhibits required by Item 7 of Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                                By:               /s/ JEFF L. HULL
                                     -----------------------------------------
                                                    Jeff L. Hull
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                     OFFICER, SECRETARY, TREASURER AND DIRECTOR

Date: April 15, 1999

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Executive Vice President,
                                  Chief Financial Officer,
       /s/ JEFF L. HULL           Secretary, Treasurer and
------------------------------    Director (co-Principal      April 15, 1999
         Jeff L. Hull             Executive Officer and
                                  Principal Financial
                                  Officer)

              *
------------------------------  Director (co-Principal        April 15, 1999
         R.L. Gilmer              Executive Officer)

              *                 Corporate Controller
------------------------------    (Principal Acounting        April 15, 1999
         Eric W. Long             Officer)

              *
------------------------------  Director                      April 15, 1999
       Daniel T Morley

              *
------------------------------  Director                      April 15, 1999
       Roger G. Knight

              *
------------------------------  Director                      April 15, 1999
       Sam A. Wing, Jr.

              *
------------------------------  Director                      April 15, 1999
       James G. Turner

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------


              *
------------------------------  Director                      April 15, 1999
         Nimrod Natan

              *
------------------------------  Director                      April 15, 1999
        John Deterding

              *
------------------------------  Director                      April 15, 1999
      Andreas Hildebrand

    Jeff L. Hull, by signing his name hereto, signs and executes this document on behalf of each of the above-named officers and directors of Atrium Companies, Inc. on the 15th day of April, 1999, pursuant to powers of attorney executed on behalf of each of such officers and directors, and contemporaneously filed hereunto with the Securities and Exchange Commission.

*By:      /s/ JEFF L. HULL
      -------------------------
            Jeff L. Hull
          ATTORNEY-IN-FACT

Date: April 15, 1999

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                            ---------
ATRIUM COMPANIES, INC.
Report of Independent Accountants.........................................................................        F-2
  Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and 1997............................................        F-3
  Consolidated Statements of Operations for the year ended December 31, 1998, 1997 and the periods ended
    December 31, 1996 and October 25, 1996................................................................        F-4
  Consolidated Statements of Stockholders' Equity for the year ended December 31, 1998, 1997 and the
    periods ended December 31, 1996 and October 25, 1996..................................................        F-5
  Consolidated Statements of Cash Flows for the year ended December 31, 1998, 1997 and the periods ended
    December 31, 1996 and October 25, 1996................................................................        F-6
Notes to Consolidated Financial Statements................................................................        F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Atrium Companies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 and 2 of this Form 10-K present fairly, in all material respects, the financial position of Atrium Companies, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and each of the two periods ended December 31, 1996 and October 25, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Dallas, Texas
April 4, 1999, except for Note 18, which is as of April 9, 1999.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                                        DECEMBER 31,
                                                                                                    --------------------
                                                                                                      1998       1997
                                                                                                    ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.......................................................................  $      --  $      34
  Equity securities--available for sale...........................................................        137         --
  Accounts receivable, net of allowance of $778 and $725, respectively............................     46,466      9,187
  Inventories.....................................................................................     46,289     13,557
  Prepaid expenses and other current assets.......................................................      7,756        832
  Deferred tax asset..............................................................................      1,249         --
                                                                                                    ---------  ---------
  Total current assets............................................................................    101,897     23,610
PROPERTY, PLANT AND EQUIPMENT, net................................................................     26,760      7,553
GOODWILL, net of amortization of $2,354 and $471, respectively....................................    214,749     22,394
DEFERRED FINANCING COSTS, net of amortization of $379 and $420, respectively......................     11,058      1,374
OTHER ASSETS......................................................................................      5,405        452
                                                                                                    ---------  ---------
  Total assets....................................................................................  $ 359,869  $  55,383
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

                                          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable................................................................      2,209      3,364
  Accounts payable................................................................................     25,353      6,438
  Accrued liabilities.............................................................................     15,432      2,517
  Deferred tax liability..........................................................................         --        566
                                                                                                    ---------  ---------
  Total current liabilities.......................................................................     42,994     12,885
LONG-TERM LIABILITIES:
  Notes payable...................................................................................    177,018     28,874
  Deferred tax liability..........................................................................          1        449
  Other long-term liabilities.....................................................................      6,800      2,500
                                                                                                    ---------  ---------
  Total long-term liabilities.....................................................................    183,819     31,823
                                                                                                    ---------  ---------
  Total liabilities...............................................................................    226,813     44,708
                                                                                                    ---------  ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding.........         --         --
  Class A voting common stock $.01 par value, 225,000 authorized; 25,501 issued and retired.......         --         --
  Class B nonvoting common stock $.01 par value, 100,000 authorized; 54,500 issued and retired....         --          1
  Paid-in capital.................................................................................    134,852      9,675
  Retained earnings (accumulated deficit).........................................................     (1,820)       999
  Accumulated other comprehensive income..........................................................         24         --
                                                                                                    ---------  ---------
  Total stockholder's equity......................................................................    133,056     10,675
                                                                                                    ---------  ---------
    Total liabilities and stockholder's equity....................................................  $ 359,869  $  55,383
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE
              PERIODS ENDED DECEMBER 31, 1996 AND OCTOBER 25, 1996

                             (DOLLARS IN THOUSANDS)

                                                                       THE COMPANY                 PREDECESSOR
                                                         ----------------------------------------  ------------
                                                          YEAR ENDED    YEAR ENDED   PERIOD ENDED  PERIOD ENDED
                                                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  OCTOBER 25,
                                                             1998          1997          1996          1996
                                                         ------------  ------------  ------------  ------------
NET SALES..............................................   $  211,059    $   99,059    $   13,200    $   62,880
COST OF GOODS SOLD.....................................      159,140        78,270         9,927        47,311
                                                         ------------  ------------  ------------  ------------
  Gross profit.........................................       51,919        20,789         3,273        15,569
                                                         ------------  ------------  ------------  ------------
OPERATING EXPENSES:
  Selling, delivery, general and administrative
  expenses.............................................       39,754        15,671         2,242        13,271
  Amortization expense.................................        2,133           774           125            --
  Stock option compensation expense....................        3,851            --            --            --
                                                         ------------  ------------  ------------  ------------
                                                              45,738        16,445         2,367        13,271
                                                         ------------  ------------  ------------  ------------
    Income from operations.............................        6,181         4,344           906         2,298
INTEREST EXPENSE.......................................        9,081         2,953           374           509
OTHER INCOME, net......................................          571            --            --            --
                                                         ------------  ------------  ------------  ------------
  Income (loss) before income taxes and extraordinary
  charge...............................................       (2,329)        1,391           532         1,789
PROVISION (BENEFIT) FOR INCOME TAXES...................         (149)          695           229           670
                                                         ------------  ------------  ------------  ------------
  Income (loss) before extraordinary charge............       (2,180)          696           303         1,119
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT (net
  of income tax benefit of $392).......................          639            --            --            --
                                                         ------------  ------------  ------------  ------------
NET INCOME (LOSS)......................................   $   (2,819)   $      696    $      303    $    1,119
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIODS ENDED DECEMBER
                         31, 1996 AND OCTOBER 25, 1996
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          COMMON STOCK                 CLASS A                    CLASS B
                                   --------------------------  ------------------------  --------------------------   TREASURY
                                     SHARES        AMOUNT        SHARES       AMOUNT       SHARES        AMOUNT         STOCK
                                   -----------  -------------  -----------  -----------  -----------  -------------  -----------
PREDECESSOR
Balance, December 31, 1995.......          --     $      --           512    $     263           --     $      --     $    (156)
Net income.......................          --            --            --           --           --            --            --
Exercise of stock options........          --            --            59           30           --            --            --
Tax benefit related to option
  exercises......................          --            --            --           --           --            --            --
                                          ---           ---           ---        -----          ---           ---    -----------
Balance, October 25, 1996........          --     $      --           571    $     293           --     $      --     $    (156)
                                          ---           ---           ---        -----          ---           ---    -----------
                                          ---           ---           ---        -----          ---           ---    -----------
                                   ---------------------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------------------
THE COMPANY
Balance, October 26, 1996........          --     $      --            --    $      --           --     $      --     $      --
Net income.......................          --            --            --           --           --            --            --
Initial issuance of common
  stock..........................          --            --            26           --           55             1            --
Issuance of warrants.............          --            --            --           --           --            --            --
                                          ---           ---           ---        -----          ---           ---    -----------
Balance, December 31, 1996.......          --            --            26           --           55             1            --
Net income.......................          --            --            --           --           --            --            --
Issuance of warrants.............          --            --            --           --           --            --            --
                                          ---           ---           ---        -----          ---           ---    -----------
Balance, December 31, 1997.......          --            --            26           --           55             1            --
Conversion of Wing's common stock
  to Atrium's common stock.......         100            --           (26)          --          (55)           (1)           --
Conversion of exchangeable
  subordinated note payable......          --            --            --           --           --            --            --
Step-up of Wing's assets due to
  purchase of minority
  interest.......................          --            --            --           --           --            --            --
Contribution of assets of Darby..          --            --            --           --           --            --            --
Capital contribution from Atrium
  Corp...........................          --            --            --           --           --            --            --
Stock option compensation
  expense........................          --            --            --           --           --            --            --
Exercise of stock options........          --            --            --           --           --            --            --
Comprehensive loss:
  Net loss.......................          --            --            --           --           --            --            --
  Unrealized gain on equity
    securities...................          --            --            --           --           --            --            --
                                          ---           ---           ---        -----          ---           ---    -----------
Total comprehensive loss.........
                                          ---           ---           ---        -----          ---           ---    -----------
Balance, December 31, 1998.......         100     $      --            --    $      --           --     $      --     $      --
                                          ---           ---           ---        -----          ---           ---    -----------
                                          ---           ---           ---        -----          ---           ---    -----------

                                                                            RETAINED
                                                                            EARNINGS          TOTAL
                                       ACCUMULATED OTHER       PAID-IN    (ACCUMULATED    STOCKHOLDER'S
                                     COMPREHENSIVE INCOME      CAPITAL      DEFICIT)         EQUITY
                                   -------------------------  ---------  ---------------  -------------
PREDECESSOR
Balance, December 31, 1995.......          $      --          $     233     $   4,171       $   4,511
Net income.......................                 --                 --         1,119           1,119
Exercise of stock options........                 --                409            --             439
Tax benefit related to option
  exercises......................                 --                253            --             253
                                                 ---          ---------       -------     -------------
Balance, October 25, 1996........          $                  $     895     $   5,290       $   6,322
                                                 ---          ---------       -------     -------------
                                                 ---          ---------       -------     -------------

THE COMPANY
Balance, October 26, 1996........          $      --          $      --     $      --       $      --
Net income.......................                 --                 --           303             303
Initial issuance of common
  stock..........................                 --              7,999            --           8,000
Issuance of warrants.............                 --              1,327            --           1,327
                                                 ---          ---------       -------     -------------
Balance, December 31, 1996.......                 --              9,326           303           9,630
Net income.......................                 --                 --           696             696
Issuance of warrants.............                 --                349            --             349
                                                 ---          ---------       -------     -------------
Balance, December 31, 1997.......                 --              9,675           999          10,675
Conversion of Wing's common stock
  to Atrium's common stock.......                 --                  1            --              --
Conversion of exchangeable
  subordinated note payable......                 --             11,375            --          11,375
Step-up of Wing's assets due to
  purchase of minority
  interest.......................                 --              1,247            --           1,247
Contribution of assets of Darby..                 --             13,147            --          13,147
Capital contribution from Atrium
  Corp...........................                 --             95,340            --          95,340
Stock option compensation
  expense........................                 --              3,851            --           3,851
Exercise of stock options........                 --                216            --             216
Comprehensive loss:
  Net loss.......................                 --                 --        (2,819)         (2,819)
  Unrealized gain on equity
    securities...................                 24                 --            --              24
                                                 ---          ---------       -------     -------------
Total comprehensive loss.........                 24                           (2,819)         (2,795)
                                                 ---          ---------       -------     -------------
Balance, December 31, 1998.......          $      24          $ 134,852     $  (1,820)      $ 133,056
                                                 ---          ---------       -------     -------------
                                                 ---          ---------       -------     -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
            THE PERIODS ENDED DECEMBER 31, 1996 AND OCTOBER 25, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                             THE COMPANY
                                                                             -------------------------------------------
                                                                              YEAR ENDED     YEAR ENDED    PERIOD ENDED
                                                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                                 1998           1997           1996
                                                                             -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................................   $    (2,819)    $     696      $     303
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Extraordinary charge, net of income tax benefit..........................           639            --             --
  Depreciation and amortization............................................         4,158         1,492            260
  Stock option compensation expense........................................         3,851            --             --
  Amortization of deferred financing costs.................................           732           390             30
  Accretion of discount on exchangeable subordinated notes payable.........           105           113             33
  Provision for bad debts..................................................           227         1,791            287
  Gain on sale of assets...................................................           (12)           --             --
  Deferred tax provision (benefit).........................................           358           184             60
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable....................................................        (1,751)       (1,949)           582
    Inventories............................................................       (12,297)       (2,990)          (229)
    Prepaid expenses and other current assets..............................        (2,142)         (166)            93
    Accounts payable.......................................................         4,859           354           (462)
    Accrued liabilities....................................................        (3,932)        1,233            155
                                                                             -------------  -------------  -------------
      Net cash provided by (used in) operating activities..................        (8,024)        1,148          1,112
                                                                             -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...............................        (2,221)       (1,355)          (122)
  Proceeds from sales of assets............................................            12            --             --
  Acquisition of Atrium, net of cash acquired and debt and accrued interest
    assumed................................................................      (120,977)           --             --
  Acquisition of the Door Division of Super Millwork.......................            --       (10,408)            --
  Acquisition of Wing, net of cash acquired................................            --            --        (29,143)
  Other assets.............................................................        (1,998)           --             --
                                                                             -------------  -------------  -------------
      Net cash used in investing activities................................      (125,184)      (11,763)       (29,265)
                                                                             -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under term notes................................       145,930            --             --
  Payment of notes payable.................................................       (29,563)       (1,032)            --
  Payment of senior subordinated notes.....................................       (70,930)          (70)            --
  Net borrowings under revolving credit facility...........................         4,118         1,497          2,951
  Proceeds from issuance of exchangeable subordinated notes................            --         3,960             --
  Proceeds from issuance of notes payable..................................            --         6,790         18,500
  Deferred financing costs.................................................       (11,437)         (536)        (1,258)
  Capital contributions....................................................            --            --          8,000
  Scheduled principal payments on term notes...............................          (500)           --             --
  Contributions from Atrium Corp...........................................        95,340            --             --
  Exercise of stock options................................................           216            --             --
                                                                             -------------  -------------  -------------
      Net cash provided by financing activities............................       133,174        10,609         28,193
                                                                             -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................           (34)           (6)            40
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................            34            40             --
                                                                             -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................   $        --     $      34      $      40
                                                                             -------------  -------------  -------------
                                                                             -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE:
  Cash paid during the period for:
    Interest...............................................................   $    11,765     $   2,620      $     167
    Income taxes, net of refunds...........................................           536           550             --
  Noncash investing and financing activities:
    Conversion of exchangeable subordinated notes payable..................        11,375            --             --
    Contribution of Darby's assets.........................................        13,147            --             --
    Step-up of Wing's assets due to purchase of minority interest..........         1,247            --             --
    Purchase of equipment under capital leases.............................            20           840             --
    Payable to seller......................................................            --         2,500             --
    Issuance of common stock warrants......................................            --            --            332
    Tax benefit related to option exercises................................            --            --             --

                                                                              PREDECESSOR
                                                                             -------------
                                                                             PERIOD ENDED
                                                                              OCTOBER 25,
                                                                                 1996
                                                                             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................................    $   1,119
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Extraordinary charge, net of income tax benefit..........................           --
  Depreciation and amortization............................................          716
  Stock option compensation expense........................................           --
  Amortization of deferred financing costs.................................           --
  Accretion of discount on exchangeable subordinated notes payable.........           --
  Provision for bad debts..................................................        1,274
  Gain on sale of assets...................................................           --
  Deferred tax provision (benefit).........................................          (71)
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable....................................................       (2,116)
    Inventories............................................................         (621)
    Prepaid expenses and other current assets..............................          219
    Accounts payable.......................................................          253
    Accrued liabilities....................................................         (109)
                                                                             -------------
      Net cash provided by (used in) operating activities..................          664
                                                                             -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...............................         (962)
  Proceeds from sales of assets............................................           --
  Acquisition of Atrium, net of cash acquired and debt and accrued interest
    assumed................................................................           --
  Acquisition of the Door Division of Super Millwork.......................           --
  Acquisition of Wing, net of cash acquired................................           --
  Other assets.............................................................           28
                                                                             -------------
      Net cash used in investing activities................................         (934)
                                                                             -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under term notes................................           --
  Payment of notes payable.................................................       (2,492)
  Payment of senior subordinated notes.....................................           --
  Net borrowings under revolving credit facility...........................        2,122
  Proceeds from issuance of exchangeable subordinated notes................           --
  Proceeds from issuance of notes payable..................................           --
  Deferred financing costs.................................................           --
  Capital contributions....................................................          439
  Scheduled principal payments on term notes...............................           --
  Contributions from Atrium Corp...........................................           --
  Exercise of stock options................................................           --
                                                                             -------------
      Net cash provided by financing activities............................           69
                                                                             -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................         (161)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................          161
                                                                             -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................    $      --
                                                                             -------------
                                                                             -------------
SUPPLEMENTAL DISCLOSURE:
  Cash paid during the period for:
    Interest...............................................................    $     510
    Income taxes, net of refunds...........................................          927
  Noncash investing and financing activities:
    Conversion of exchangeable subordinated notes payable..................           --
    Contribution of Darby's assets.........................................           --
    Step-up of Wing's assets due to purchase of minority interest..........           --
    Purchase of equipment under capital leases.............................           --
    Payable to seller......................................................           --
    Issuance of common stock warrants......................................           --
    Tax benefit related to option exercises................................          253

   The accompanying notes are an integral part of the consolidated financial statements

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION:

    Atrium Companies, Inc. (the "Company") is engaged in the manufacture and sale of doors, windows and various building materials throughout the United States.

    Prior to October 2, 1998, the Company's historical financial statements as previously filed with the Securities and Exchange Commission included its operations and the operations of its wholly-owned subsidiaries, Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of New England, Atrium Door and Window Company of New York (collectively "ADW--Northeast"), Atrium Door and Window Company--West Coast ("ADW--West Coast") and Atrium Door and Window Company of Arizona ("ADW--Arizona"). On October 2, 1998, pursuant to an acquisition and merger (the "Recapitalization" or "reverse acquisition") as more fully described in Note 3, the Company's indirect Parent (D and W Holdings, Inc.) contributed the assets of Wing Industries Holdings, Inc. and its subsidiary Wing Industries, Inc. (collectively "Wing") and Door Holdings, Inc. and its subsidiaries R.G. Darby Company, Inc. and Total Trim, Inc. (collectively "Darby") to the Company.

    As Wing was determined to be the acquiror in the reverse acquisition, the historical financial statements of the Company (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of the Company and Darby from October 3 through December 31. The statements of operations for the year ended December 31, 1997, the periods ended December 31, 1996 and October 25, 1996 only include the operations and accounts of Wing and its predecessor. Wing was acquired by the current controlling shareholders on October 25, 1996. The December 31, 1998 balance sheet includes the accounts of the Company, Wing, Darby and each of their respective subsidiaries. The December 31, 1997 balance sheet only includes the accounts of Wing.

    Following is a comparison of the actual results for the Company, Wing and Darby prior to October 3, 1998, to unaudited pro forma information for the same period assuming the reverse acquisition had taken place as of January 1, 1997:

                                               YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                                         1998                      1997
                                               ------------------------  ------------------------
                                                 ACTUAL      PRO FORMA     ACTUAL      PRO FORMA
                                               -----------  -----------  -----------  -----------
Net sales....................................   $ 211,059    $ 400,777    $  99,059    $ 357,870
Income (loss) before income taxes and
  extraordinary charge.......................      (2,329)       7,464        1,391        5,827
Income (loss) before extraordinary charge....      (2,180)       2,821          696        1,844
Net income (loss)............................      (2,819)       2,821          696        1,844

Depreciation, amortization and stock option
  compensation expense.......................       8,009       18,632        1,492       11,026
Interest expense.............................       9,081       17,506        2,953       23,963

    The references to the periods ended December 31, 1996 and October 25, 1996 used throughout these consolidated financial statements, refer to the periods October 26, 1996 through December 31, 1996 and January 1, 1996 through October 25, 1996, respectively.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    INDUSTRY SEGMENT

    The Company operates in a single industry segment, the fabrication, distribution and installation of doors and windows and related components.

    REVENUE RECOGNITION

    Revenue from the sale of doors and windows and related components is recorded at the time of delivery to the customer. Allowances are established to recognize the risk of sales returns from customers and estimates of warranty costs.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1998, the Company had $4,012 of bank overdrafts that were reclassified into Accounts Payable.

    EQUITY SECURITIES--AVAILABLE FOR SALE

    Investments in equity securities--available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded in stockholder's equity.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are located in all 50 states and in 6 different countries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Two customers accounted for approximately 58% and 65% of gross sales for 1998 and 1997 and 55% for the periods ended December 31, 1996 and October 25, 1996, respectively.

    INVENTORIES

    Inventories are valued at the lower of cost (last-in, first-out or "LIFO") or market. Work-in- process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventory costs include direct materials, labor and manufacturing overhead. Management believes that the LIFO method results in a better matching of current costs with current revenues.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost less accumulated depreciation. The Company depreciates the assets principally on a straight-line basis for financial reporting purposes over their estimated useful lives, as follows:

                                                                                ESTIMATED
                                                                               USEFUL LIFE
                                                                               -----------
Buildings and improvements...................................................   5-40 years
Machinery and equipment......................................................   3-12 years

    Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the assets sold or retired. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized.

    GOODWILL

    Goodwill represents the excess of cost over fair market value of net assets acquired. Goodwill is being amortized over 40 years on a straight-line basis. Management continually reviews the carrying value of goodwill for recoverability based on anticipated undiscounted cash flows of the assets to which it relates. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the building materials industry and any other events or circumstances which might indicate potential impairment. When goodwill is determined not to be recoverable, an impairment is recognized as a charge to operations.

    CAPITALIZED SOFTWARE COSTS

    The Company capitalizes internal employee costs and external consulting costs associated with implementing and developing software for internal use. Internal costs capitalized include payroll and payroll-related costs for employees who are directly associated with the development, modification and implementation of the software. External costs include direct expenses related to consulting and other professional fees consumed in developing, modifying and implementing the software. Capitalization of costs occurs upon the completion of the preliminary project stage and when management believes it is probable a project will be completed and the software will be used to perform the function intended. Amortization begins when the software is put into place and is calculated on a straight-line basis over three years. Management continually reviews the carrying value and expected functionality of the accumulated costs for potential impairment. When it is no longer probable that computer software being developed will be completed, modified or placed in service, the assets carrying value will be adjusted to the lower of cost or fair value.

    Unamortized capitalized software costs at December 31, 1998 and 1997 were $3,665 and $0, respectively. Amortization expense for 1998 was $304.

    INCOME TAXES

    The provision for income taxes is based on pretax income as reported for financial statement purposes. Deferred income taxes are provided in accordance with the liability method of accounting for

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) income taxes to recognize the tax effects of temporary differences between financial statement and income tax accounting.

    FORWARD COMMITMENTS

    The Company periodically enters into forward commitments to hedge price variances in materials. Changes in the market value of forward commitments are recognized in income when the effects of the related charges in the hedged items are recognized.

    USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates are used in calculating bad debt, workers' compensation and warranty accruals, and in recognizing deferred tax assets and liabilities.

    ADVERTISING COSTS

    Advertising costs are expensed when incurred and were $2,841, $1,800, $128 and $1,222 for 1998 and 1997 and the periods ended December 31, 1996 and October 25, 1996, respectively. These costs are reflected in "selling, delivery, general and administrative" in the consolidated statements of operations.

    OTHER COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130") "Reporting Comprehensive Income." FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for financial statement periods beginning after December 15, 1997. The Company adopted FAS 130 beginning January 1, 1998. The Company had no comprehensive income for all periods presented prior to January 1, 1998.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") Issued Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" that is effective for reporting periods beginning after December 15, 1998, but provides for earlier application if certain conditions are met. The Company has applied the provisions of SOP 98-1 in its financial statements for the year ended December 31, 1998 and its adoption had no material effect on the Company's consolidated financial position or results of operations.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" that is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will implement the provisions of FAS 133 as

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) required. The future adoption of FAS 133 in not expected to have a material effect on the Company's consolidated financial position or results of operations.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 and 1996 balances to conform to the 1998 presentation.

3. THE REVERSE ACQUISITION (RECAPITALIZATION):

    On August 3, 1998, D and W Holdings, Inc. ("Parent"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Atrium Corporation ("Corp"), the parent company of the Company and other necessary parties to acquire all of the outstanding capital stock of Corp for $225.0 million, through a series of transactions (the "Recapitalization") described below. Corp owned 100% of the outstanding capital stock of the Company prior to the Merger discussed below. GE Investment Private Placement Partners II, a limited partnership ("GEIPPPII"), and Ardatrium L.L.C. ("Ardatrium") formed Parent by acquiring all of its outstanding common stock for an aggregate purchase price of $50.0 million. GEIPPPII is a private equity partnership affiliated with GE Investments, a wholly-owned investment management subsidiary of General Electric Company. Ardatrium is an affiliate of Ardshiel, Inc. ("Ardshiel"), a private equity investment firm based in New York.

    The acquisition of Corp by Parent was effected through the merger on October 2, 1998 of a wholly owned subsidiary of Parent, with and into Corp (the "Merger") pursuant to the terms of the Merger Agreement. Prior to the Merger, Parent contributed $50.0 million to the wholly-owned subsidiary in exchange for all of its outstanding common stock. As a result of the Merger, Corp became a direct wholly-owned subsidiary of Parent, and the Company became an indirect wholly owned subsidiary of Parent.

    Prior to the Merger, GEIPPPII and Ardshiel held investments in debt and equity securities of Wing and Darby. Immediately prior to the consummation of the Merger, all of the outstanding subordinated debt and associated warrants to purchase common stock of Wing and Darby were converted into common stock of Wing and Darby, respectively. The stockholders of Wing and Darby contributed their common stock in Wing and Darby to Parent in exchange for common stock of Parent. Immediately after the consummation of the Merger, Parent contributed all of the common stock of Wing and Darby to Corp, which in turn contributed such stock to the Company.

    Upon completion of the Recapitalization, GEIPPPII and Ardshiel and its affiliates beneficially owned approximately 96.7% of the outstanding common stock of Parent with management owning the remaining 3.3%.

    Pursuant to the terms of the Merger Agreement, all of the outstanding equity securities of Corp were converted into the right to receive the merger consideration of $94.2 million (the "Merger Consideration") in cash, net of transaction costs of $5.4 million, outstanding indebtedness of $122.7 million and $2.7 million of equity securities of Corp, owned by certain members of management of Corp, which were converted into comparable equity securities of Parent. The Merger Consideration was funded with (i) the $50.0 million in cash that became an asset of Corp in the Merger, (ii) $20.0 million in cash proceeds from the issuance of Senior Discount Debentures due 2010 by Corp. to GEIPPPII and Ardatrium (the "Discount Debentures"), (iii) approximately $24.0 million in cash proceeds from a loan from the Company (the

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

3. THE REVERSE ACQUISITION (RECAPITALIZATION): (CONTINUED)
"Intercompany Loan") which was funded by a portion of the proceeds of a term loan to the Company under the Credit Facility (see Note 9), and (iv) $0.2 million in cash proceeds from the issuance of common stock of Parent to certain members of management of Corp followed by a capital contribution of such proceeds by Parent to Corp.

    The acquisition of Corp by Parent and the Merger was accounted for as a reverse acquisition. As Wing's shareholder group received the largest ownership interest in Parent, Wing was determined to be the "accounting acquiror" in the reverse acquisition. As a result, purchase accounting was applied to the assets and liabilities of the Company. The purchase price was allocated to the Company's assets and liabilities as follows:

Equity securities available for sale......................  $     113
Accounts receivable.......................................     32,097
Inventories...............................................     18,766
Prepaid expenses and other current assets.................      4,506
Deferred tax asset........................................      2,268
Property, plant and equipment.............................     18,391
Other noncurrent assets...................................      3,326
Goodwill..................................................    170,447
Current liabilities.......................................    (24,614)
Other long-term liabilities...............................       (300)
                                                            ---------
Total purchase price......................................  $ 225,000
                                                            ---------
                                                            ---------

    The purchase price includes cash paid of $120,977, including the retirement of certain indebtedness, and the assumption of debt and accrued interest $104,023

    The purchase method of accounting was also applied to the net assets of Wing and Darby to the extent minority interest was acquired. Goodwill was increased by $1,247 and $242 for Wing and Darby, respectively.

4. ACQUISITION OF DOOR DIVISION OF SUPER MILLWORK, INC.

    On November 10, 1997, Wing purchased certain assets of the Door Division of Super Millwork, Inc. (SMI), a New York corporation for $12,500, including contingent payments of $2,500 based on future operating results. The total cost of the acquisition including transaction costs incurred aggregated $13,444. The purchase price was funded with borrowings under a line of credit of approximately $194, term loan borrowings of $6,750 and the issuance of exchangeable subordinated notes of $4,000 with warrants.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

4. ACQUISITION OF DOOR DIVISION OF SUPER MILLWORK, INC. (CONTINUED) The purchase price allocation is as follows:

Accounts receivable........................................  $   1,791
Inventories................................................      2,540
Other current assets.......................................         31
Property, plant and equipment..............................        215
Other noncurrent assets....................................        300
Deferred financing costs...................................        536
Goodwill...................................................      9,945
Current liabilities........................................     (1,914)
                                                             ---------
Total purchase price.......................................  $  13,444
                                                             ---------
                                                             ---------

5. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    In accordance with Statement of Financial Accounting Standards No. 107 ("FAS 107") "Disclosures About Fair Value of Financial Instruments," the following methods have been used in estimating fair value disclosures for significant financial instruments of the Company.

    Estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

    Cash and cash equivalents--The carrying amounts reported in the balance sheet approximate the fair value.

    Equity securities--available for sale--The carrying amounts that are reported in the balance sheet approximate the fair value based on quoted market prices.

    Notes payable--The fair value of the Company's notes is based on quoted market prices. The carrying value of notes payable, other than the exchangeable subordinated notes and the senior subordinated notes, approximate fair value due to the floating nature of the interest rates. Management estimates that the effective interest rate for the exchangeable subordinated note approximates market for similar instruments with comparable maturities. The senior subordinated notes of $29,070 are valued at $29,361 as of December 31, 1998 based on quoted market prices.

    Interest Rate Swaps--The Company has entered into two interest rate swap agreements whereby the Company will pay the counterparties interest at a fixed rate and the counterparties will pay the Company interest at a floating rate equal to the three-month LIBOR interest rate. The fair value of

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED) interest rate swap agreements is the amount at which they could be settled, based on estimates obtained from lenders. Swaps consisted of the following at December 31:

                                                                                   1998         1997
                                                                               ------------  -----------
Swap #1
  Notional Amount............................................................  $    1,406    $   2,531
  Fixed Interest Rate........................................................        6.50%        6.50%
  Termination Date...........................................................     3/31/00      3/31/00
  Unrealized Gain/(Loss).....................................................  $      (15)          --

Swap #2
  Notional Amount............................................................  $    2,827           --
  Fixed Interest Rate........................................................        6.25%          --
  Termination Date...........................................................     11/6/03           --
  Unrealized Gain/(Loss).....................................................  $      (87)          --

    Forward aluminum contracts--The unrealized gains and losses are based on quotes for aluminum as reported on the London Metal Exchange. As of December 31, 1998, the Company had forward contracts with fixed rate prices totaling $2,623 with an unrealized loss of $199.

6. INVENTORIES:

    Inventories consisted of the following at December 31:

                                                                            1998       1997
                                                                          ---------  ---------
Raw materials...........................................................  $  27,362  $   6,816
Work-in-process.........................................................      4,129      1,591
Finished goods..........................................................     13,486      5,247
                                                                          ---------  ---------
                                                                             44,977     13,654
LIFO reserve............................................................      1,312        (97)
                                                                          ---------  ---------
                                                                          $  46,289  $  13,557
                                                                          ---------  ---------
                                                                          ---------  ---------

    The change in the LIFO reserve for 1998 and 1997, resulted in a decrease in cost of sales of $1,409 and an increase in cost of sales of $95, respectively and a decrease in cost of sales for the periods ended December 31, 1996 and October 26, 1996 of $2 and $360, respectively.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

7. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consisted of the following at December 31:

                                                                            1998       1997
                                                                          ---------  ---------
Land....................................................................  $   1,303  $      40
Buildings and improvements..............................................      8,671      1,812
Machinery and equipment.................................................     19,311      6,974
Construction-in-process.................................................        722         --
                                                                          ---------  ---------
  Total.................................................................     30,007      8,826
Less accumulated depreciation and amortization..........................     (3,247)    (1,273)
                                                                          ---------  ---------
                                                                          $  26,760  $   7,553
                                                                          ---------  ---------
                                                                          ---------  ---------

    Depreciation expense was $1,996, $1,180, $165 and $716 for 1998 and 1997, and the periods ended December 31, 1996 and October 25, 1996, respectively.

8. DEFERRED FINANCING COSTS:

    The deferred financing costs relate to costs incurred in the placement of the Company's debt and are being amortized using the effective interest method over the terms of the related debt, which range from five to ten years. Amortization expense for 1998 and 1997 and for the period ended December 31, 1996 was $732, $390 and $30, respectively and was recorded as interest expense in the accompanying consolidated statements of operations. No amortization expense was recorded for the period ended October 25, 1996.

    The Company wrote off deferred financing costs of $639, net of income tax benefit of $392, in connection with the Recapitalization.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

9. NOTES PAYABLE:

    Notes payable consisted of the following at December 31:

                                                                                      1998       1997
                                                                                   ----------  ---------
$100,000 Senior Subordinated Notes, due November 15, 2006, with semiannual
  interest payments of 10 1/2% due May 15 and November 15........................  $   29,070  $      --

Revolving credit facility........................................................       4,118

$75,000 Term Loan B, due June 30, 2005 with $250 quarterly payments, interest at either the administrative agent's base rate plus an applicable margin or LIBOR
  plus an applicable margin (9.625% at December 31, 1998)........................      74,750         --

$70,930 Term Loan C, due June 30, 2006, with $250 quarterly payments, interest at either the administrative agent's base rate plus an applicable margin or LIBOR
  plus an applicable margin (9.875% at December 31, 1998)........................      70,680         --

Other notes payable..............................................................         609        770

$14,500 revolving line of credit with BHF-Bank, bearing interest at bank's base rate (which approximate prime) plus one and one-half percent (10% at December
  31, 1997)......................................................................          --      4,448

$6,750 note payable to BHF-Bank, due in quarterly installments of $219 through
  September 30, 2002 and $591 through maturity, November 6, 2003, plus interest at the base rate (which approximates prime) plus one and one-half percent (10%
  at December 31, 1997)..........................................................          --      6,750

$4,000 exchangeable subordinated note payable to GEIPPPII and Ardwing L.L.C., payable interest only in quarterly installments at 11%, due November 10, 2004,
  exchangeable into approximately 22,126 shares of common stock..................          --      4,000

$10,000 note payable to BHF-Bank, due in quarterly installments of $250 through
  September 30, 1997 and $562 through maturity, October 25, 2001, plus interest at the base rate (which approximates prime) plus one and one-half percent (10%
  at December 31, 1997)..........................................................          --      9,000

$8,500 exchangeable subordinated note payable to GEIPPPII, payable interest only in quarterly installments at 11%, due October 25, 2003, exchangeable into
  approximately 46,669 shares of common stock....................................          --      8,500
                                                                                   ----------  ---------

                                                                                      179,227     33,468

Less:

  Unamortized discount on exchangeable subordinated notes payable................          --     (1,230)

  Current maturities of long-term debt...........................................      (2,209)    (3,364)
                                                                                   ----------  ---------

    Long-term debt...............................................................  $  177,018  $  28,874
                                                                                   ----------  ---------
                                                                                   ----------  ---------

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

9. NOTES PAYABLE: (CONTINUED)
    The Company's exchangeable subordinated notes payable, notes payable to banks and revolving line of credit existing at December 31, 1997 and through October 2, 1998, were repaid or converted in connection with the Recapitalization.

    The note agreements existing prior to the merger contained certain covenants, including, among others, requirements that the Company comply with certain financial and operational results and ratios. In addition, the loan agreements placed certain limitations on the ability to pay dividends, to incur indebtedness, to change its present method of doing business, to make certain investments (including capital expenditures) or to sell assets. Substantially all of Wing's assets and capital stock were collateralized under the BHF-Bank agreements. The $10,000 and $6,750 term loans contained "excess cash flow" provisions mandating additional principal payments if certain cash flow targets were met during each fiscal year. No additional principal payments were required as of December 31, 1997.

    The Company entered into a Credit Agreement (the "Credit Agreement"), dated as of October 2, 1998 with Bank Boston, as administrative agent (the "Administrative Agent") and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arranger, syndication agent and documentation agent.

    The Credit Agreement provides for three separate facilities (the "Facilities") consisting of two term loans (referred to individually as "Term Loan B" and "Term Loan C", and collectively as the "Term Loans") and a revolving credit facility with a letter of credit sub-facility (the "Revolving Facility", together with the Term Loans, the "Loans"). The Revolving Facility is in the amount of $30,000, of which $5,000 is available under a letter of credit sub-facility. The Revolving Facility has a maturity date of June 30, 2004.

    All amounts outstanding under the Credit Agreement are secured by (i) a pledge of all of the capital stock and intercompany notes of the Company and its direct and indirect subsidiaries existing October 2, 1998 or thereafter and (ii) an interest in substantially all of the tangible and intangible properties and assets (including substantially all contract rights, certain real property interests, trademarks, tradenames, equipment and proceeds of the foregoing) of Corp, the Company and their respective direct and indirect domestic subsidiaries existing on the October 2, 1998 or thereafter created or acquired (the "Domestic Subsidiaries"). Corp and each of the Domestic Subsidiaries have unconditionally guaranteed, on a joint and several basis, all obligations of the Company under the Credit Agreement.

    The Term Loans have an "excess cash flows" provision mandating additional principal payments if certain cash flows targets are met during the year. No additional principal payments are required as of December 31, 1998 related to this provision.

    The Company is required to pay certain commitment fees in connection with the Credit Agreement based upon the average daily unused portion of the Revolving Facility, certain fees assessed in connection with the issuance of letters of credit as well as other fees specified in the Credit Agreement and other documents related thereto.

    The Credit Agreement requires the Company to comply with certain covenants which, among other things, include limitations on indebtedness, liens and further negative pledges, investments, contingent obligations, dividends, redemptions and repurchases of equity interests, mergers, acquisitions and asset sales, capital expenditures, sale leaseback transactions, transactions with affiliates, dividend and other payment restrictions affecting subsidiaries, changes in business conducted, amendment of documents relating to other indebtedness and other material documents, creation of subsidiaries, designation of

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

9. NOTES PAYABLE: (CONTINUED)
Designated Senior Indebtedness in respect of the Notes, and prepayment or repurchase of other indebtedness. The Credit Agreement requires the Company to meet certain financial tests pertaining to, interest coverage, fixed charge coverage and leverage.

    The Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

    Principal payments due during the next five years on long-term notes payable as of December 31, 1998 are as follows:

1999..............................................  $   2,209
2000..............................................      2,260
2001..............................................      2,140
2002..............................................      2,000
2003..............................................      2,000
Thereafter........................................    168,618
                                                    ---------
                                                    $ 179,227
                                                    ---------
                                                    ---------

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

10. FEDERAL INCOME TAX:

    Temporary differences that give rise to the deferred income tax assets and liabilities are as follows as of December 31:

                                                                             1998       1997
                                                                           ---------  ---------
Deferred income tax assets:
  Stock option compensation..............................................  $   2,486  $      --
  Transaction costs......................................................      1,341         --
  Allowance for doubtful accounts........................................        380         52
  Inventory cost capitalization and valuation............................        648         72
  Accrued vacation and bonus.............................................        608         80
  Warranty reserve.......................................................        135         --
  Workers' compensation reserve..........................................        431         --
  Other..................................................................        130         59
                                                                           ---------  ---------
                                                                               6,159        263
Deferred income tax liabilities:
  Depreciation...........................................................     (1,861)      (449)
  LIFO reserve...........................................................     (1,505)      (829)
  Capitalized software costs.............................................     (1,039)        --
  Amortization of goodwill...............................................       (506)        --
                                                                           ---------  ---------
                                                                              (4,911)    (1,278)
                                                                           ---------  ---------
Net deferred income tax asset asset (liability)..........................      1,248     (1,015)
Less-current deferred tax asset (liability)..............................      1,249       (566)
                                                                           ---------  ---------
Long-term deferred tax liability.........................................  $      (1) $    (449)
                                                                           ---------  ---------
                                                                           ---------  ---------

    A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 1998 and 1997, no valuation reserve was required.

    The components of the provision for income taxes are as follows:

                                                       THE COMPANY                   PREDECESSOR
                                       -------------------------------------------  -------------
                                        YEAR ENDED     YEAR ENDED    PERIOD ENDED   PERIOD ENDED
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    OCTOBER 25,
                                           1998           1997           1996           1996
                                       -------------  -------------  -------------  -------------
Current federal income tax provision
  (benefit)..........................    $    (467)     $     462      $     153      $     441
Deferred federal income tax
  provision..........................          330            184             60            182
State income tax provision
  (benefit)..........................          (12)            49             16             47
                                             -----          -----          -----          -----
Provision (benefit) for income
  taxes..............................    $    (149)     $     695      $     229      $     670
                                             -----          -----          -----          -----
                                             -----          -----          -----          -----

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

10. FEDERAL INCOME TAX: (CONTINUED)
    Reconciliation of the federal statutory income tax rate to the effective tax rate, was as follows:

                                                      THE COMPANY                   PREDECESSOR
                                      -------------------------------------------  -------------
                                       YEAR ENDED     YEAR ENDED    PERIOD ENDED   PERIOD ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    OCTOBER 25,
                                          1998           1997           1996           1996
                                      -------------  -------------  -------------  -------------
Tax computed at statutory rate......    $    (815)     $     473      $     181      $     606
State taxes, net of federal
  benefit...........................          (12)            67             22             40
Amortization of goodwill............          495            110             18             --
Other...............................          183             45              8             24
                                            -----          -----          -----          -----
Provision (benefit) for income
  taxes.............................    $    (149)     $     695      $     229      $     670
                                            -----          -----          -----          -----
                                            -----          -----          -----          -----

11. PREFERRED STOCK:

    Wing was authorized to issue 2,000 shares, $.01 par value of preferred stock and at December 31, 1997 there were no shares outstanding. Concurrent with the Recapitalization discussed in Note 3, all of Wing's authorized preferred stock was canceled.

12. RELATED PARTIES:

    MANAGEMENT AND INVESTMENT BANKING AGREEMENT

    In November 1997, Wing amended its ten-year Management and Investment Banking Agreement (the "Old Management Agreement") with Ardshiel. Pursuant thereto, Wing agreed to pay Ardshiel an annual fee of $375 plus expenses for ongoing management advisory services to Wing. In 1998, 1997 and 1996, $368, $485 and $72, respectively, was paid to Ardshiel under this agreement. The Old Management Agreement was terminated in connection with the Recapitalization on October 2, 1998.

    FINANCIAL ADVISORY FEE

    Ardshiel received a financial advisory fee of $600 plus expenses on the closing date of the October 26, 1996 transaction as compensation for its services as financial advisor to Wing. In addition, Ardshiel received warrants to obtain 5,714 shares of Class A voting common stock at no additional cost. Such warrants can be converted into Class A voting common stock at any time. The warrants were valued at $332 and were included in the total purchase price of Wing.

    Ardshiel received an investment banking fee of $250 plus expenses on the closing date of the acquisition of the of the Door Division of Super Millwork, Inc. acquisition as compensation for its services to Wing in connection with this acquisition.

    SHAREHOLDER AGREEMENT

    GEIPPPII, Ardatrium and certain of its affiliates, and certain other shareholders of Parent have entered into a Shareholder Agreement (the "Shareholder Agreement"), dated as of October 2, 1998, which affect their relative rights as shareholders of Parent.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

12. RELATED PARTIES: (CONTINUED)
    MANAGEMENT AGREEMENT

    Parent is a party to a Management Agreement (the "Management Agreement") dated October 2, 1998 with Ardshiel. Pursuant to the Management Agreement, Ardshiel provides advice to Parent and its subsidiaries with respect to business strategy, operations and budgeting and financial controls ("Management Services") in exchange for an annual fee of $1,300 plus expenses. Additionally, the Management Agreement provides that, prior to entering into any transaction that involves engaging a financial advisor to perform services in connection with a sale or purchase of a business or entity or any financing including, Parent or its subsidiaries must offer Ardshiel the opportunity to perform such investment banking services, unless in the reasonable exercise of the business judgement of the Board of Directors of Parent such engagement would result in a conflict of interest or would otherwise be adverse to the interests of Parent or such subsidiaries. Ardshiel shall receive a fee for any such services rendered by Ardshiel to Parent or its subsidiaries which fee shall not be greater than 2% of the total purchase or sale price for such business or entity and shall be payable upon consummation of such sale or purchase. The consent of GEIPPPII is required prior to the payment by Parent or any of its subsidiaries in paying similar fees to other entities for similar services. Parent paid a closing fee of approximately $3,375 upon the consummation of the Merger and paid Ardshiel's fees and expenses in connection therewith. The Management Agreement will remain in effect until October 2, 2008 and will automatically be renewed for one-year periods unless either party gives written notice to the contrary at least 30 days prior to the expiration of the initial or any extended term of the agreement.

    NOTES RECEIVABLE

    Included in prepaid expenses and other current assets are the following receivables due from related parties at December 31:

                                                                                  1998       1997
                                                                                ---------  ---------
Receivables from officers.....................................................  $     123  $      --
Receivables from employees....................................................  $     211  $      --

13. COMMITMENTS AND CONTINGENCIES:

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with several key executives of the Company including its President and Chief Executive Officer, its Chief Financial Officer and Chief Operating Officer and several Divisional Presidents, Vice Presidents, General Managers and Sales Managers of the Company's divisions. The agreements generally provide for terms of employment, annual salaries, bonuses, and eligibility for option awards and severance benefits.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

13. COMMITMENTS AND CONTINGENCIES: (CONTINUED)

    OPERATING LEASES

    The Company has entered into operating lease agreements for office and manufacturing space, automobiles, and machinery and equipment with unrelated third parties, affiliates of certain stockholders and certain stockholders of the Company. Total rent expense for 1998, 1997 and for the periods ended December 31, 1996 and October 25, 1996 was $2,862, $1,189, $172 and $691,
respectively. Of these totals, amounts paid to related parties was $398 for 1998 and $0 for 1997 and the periods ended December 31, 1996 and October 25, 1996. Future minimum rents due under operating leases with initial or remaining terms greater than twelve months are as follows:

                                                                RELATED     OTHER
                                                                PARTIES    PARTIES     TOTAL
                                                               ---------  ---------  ---------
1999.........................................................  $   1,317  $   3,898  $   5,215
2000.........................................................      1,317      3,348      4,665
2001.........................................................      1,317      2,779      4,096
2002.........................................................      1,180      1,989      3,169
2003.........................................................      1,272      1,407      2,679
Thereafter...................................................     14,001      3,627     17,628
                                                               ---------  ---------  ---------
                                                               $  20,404  $  17,048  $  37,452
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    FORWARD COMMITMENTS

    The Company has contracts with various suppliers to purchase aluminum for use in the manufacturing process. The contracts vary from one to twelve months and are at fixed quantities with fixed and floating prices. As of December 31, 1998, the Company had forward commitments totaling $2,623 for delivery through December 1999 for 21.1 million pounds of aluminum, of which 3.6 million pounds were at fixed prices, respectively. No amounts were outstanding as of December 31, 1997.

    CONTINGENCIES

    The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

    During 1993, factory employees voted to unionize and become members of Amalgamated Clothing and Textile Workers Union. A three-year union contract was executed during 1995 and extended for three additional years in 1998. In addition, in connection with its Woodville, Texas operations, the Company is party to collective bargaining arrangements due to expire in 2001.

    The Company is involved in various stages of investigation and cleanup related to environmental protection matters, some of which relate to waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to: the uncertainty as to the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of recovery; and the questionable level of the Company's involvement. The

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

13. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Company was named in 1988 as a potentially responsible party ("PRP") in two superfund sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the Chemical Recycling, Inc. site in Wylie, Texas, and the Diaz Refinery site in Little Rock, Arkansas). The Company believes that based on the information currently available, including the substantial number of other PRP's and relatively small share allocated to it at such sites, its liability, if any, associated with either of these sites will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

14. OTHER INCOME, NET:

    Other income, net consists of the following for the year ended December 31, 1998:

Rental, interest and other income....................  $     556
Gain on sale of assets...............................         12
Other................................................          3
                                                       ---------
                                                       $     571
                                                       ---------
                                                       ---------

15. STOCK OPTIONS:

    The Wing Industries Holdings, Inc. Stock Option Plan (the "Plan") was adopted on October 25, 1996 and amended on November 17, 1997 to provide certain employees, officers and directors of Wing an opportunity to purchase Class A voting common stock of Wing. Options available for grant under the Plan included
(1) "Incentive Stock Options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended and (2) Nonqualified Stock Options which were options that did not constitute Incentive Stock Options.

    At December 31, 1997, Nonqualified Stock Options for a total of 14,483 shares of Wing's Class A voting common stock had been granted. During 1998, and prior to the Recapitalization, 1,766 options were exercised. The remaining 12,717 options were exchanged for 2,528,314 options in the D and W Holdings, Inc. 1998 Stock Option Plan (the "New Plan"). The Plan was terminated in connection with the Recapitalization. No compensation expense was recorded during 1997 or 1996.

    THE NEW PLAN

    In connection with the Recapitalization, the Board of Directors adopted the New Plan authorizing the issuance of 11,991,142 options to acquire common stock of the Company. Through December 31, 1998, the Board of Directors granted 11,735,941 options under the New Plan. All options granted under the New Plan expire ten years from the date of grant, October 2, 1998.

    As of December 31, 1998, 1,756,924 options had been granted in three tranches under the New Plan in replacement of certain of the options granted under the Plan. These options consist of (a) options to purchase 692,861 shares of common stock at an exercise price of $0.01 per share; (b) options to purchase 539,135 shares of common stock at an exercise price of $0.72 per share until December 1, 1999, and then increasing 15% per year thereafter, until and including December 1, 2000; and (c) options to purchase 524,928 shares of common stock at an exercise price of $0.82 per share until December 1, 1999, and then

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

15. STOCK OPTIONS: (CONTINUED)
increasing 30% per year thereafter, until and including December 1, 2000. As of December 31, 1998, 1,064,030 of these options were fully vested. The remaining options vest on October 25, 1999, subject to accelerated vesting in the event
(a) the Company sells common stock in an offering registered with the Securities and Exchange Commission which results in a Change of Control (as defined in the New Plan); (b) the Company is merged or consolidated with another corporation in a merger in which the surviving corporation has freely tradeable common stock;
(c) substantially all of the assets of the Company and its subsidiaries, taken as a whole, are sold or otherwise transferred; or (iv) a plan of liquidation of the Company of the optionee's employer is adopted.

    As of December 31, 1998, options of 771,390 with an exercise price of $1.25 had been granted under the New Plan that become exercisable only as such time at (each such event, a "Value Event") (a) the Company sells common stock in an offering registered with the Securities and Exchange Commission, which constitutes a Qualifying Public Offering (as defined in the New Plan); (b) the Company is merged or consolidated with another corporation in a merger in which the surviving corporation has freely tradeable common stock; or (c) substantially all of the assets of the Company and its subsidiaries, taken as a whole, are sold or otherwise transferred.

    As of December 31, 1998, options of 832,314 had been granted that consisted of two tranches: (a) - options to purchase 277,438 shares with an exercise price of $0.83 per share to March 31, 1999 and then increasing 15% per year thereafter and (b) - options to purchase 554,876 shares with an exercise price of $0.83 per share to March 31, 1999 and then increasing 30% per year thereafter. For the 15% and the 30% options, if the holder chooses not to exercise at time of vesting, the strike price increases annually to the next level until expiration. At December 31, 1998 none of these options were vested. The options vest equally in one-third increments on January 9, 1999, 2000 and 2001, respectively.

    As of December 31, 1998, options of 221,725 with an exercise price of $1.65 had been granted that are exercisable only upon the occurrence of a Value Event. These options vest at such time of occurrence of a value event.

    As of December 31, 1998, options of 8,153,588 options had been granted with an exercise price of $1.00. On the anniversary of the grant date and prior to termination of employment, 3,551,526 options will vest 25% and shall continue to vest ratably as of and after the fourth anniversary date of grant. The remaining 4,602,062 options will vest 20% and shall continue to vest ratably as of and after the fifth anniversary date of grant. The options expire ten years from the date of grant.

    The Company recorded non cash stock option compensation expense of $1,038 in 1998 in connection with the difference between the fair value of the stock at the date of issuance ($1.00) and the respective exercise prices of each of the above grants.

    THE REPLACEMENT PLAN

    In addition to the New Plan, the Board of Directors adopted the D and W Holdings, Inc. Replacement Stock Option Plan (the "Replacement Plan") to govern the terms of certain options to purchase the Company's common stock which were granted in replacement of outstanding options of Atrium Corp. in connection with the Recapitalization. Under the Replacement Plan, options to purchase in aggregate of 1,575,000 shares of the Company's common stock were granted in exchange for outstanding options of Atrium Corp. which were not cashed out pursuant to the Merger Agreement. The options granted

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

15. STOCK OPTIONS: (CONTINUED)
pursuant to the Replacement Plan vest ratably over a period of five years on each anniversary date of the grant. The replacement options have an exercise price of $0.01 per share.

    Upon termination of the optionee's employment, the Company shall have the right to repurchase the options. In the event termination was for cause, the price per option repurchased will be equal to the lesser of $1.00 per underlying share and the market value per share of the Company's common stock, in either case, minus $0.01 per share. If termination is for other than cause, the repurchase price will differ for the vested and unvested portions. The unvested portion will be reacquired at a purchase price equal to the lesser of the market value per share and $1.00 per share, in each case, minus $0.01 per share and the vested portion may be reacquired at a purchase price equal to the greater of the market value per share or $1.00 per share, in each case, minus $0.01 per share.

    On October 2, 1998, the Company issued a warrant (the "Warrant") to the President and Chief Executive Officer (the "Executive") of the Company. Pursuant to the terms of the Warrant, the Executive is entitled to purchase 2,841,221 shares of common stock at any time subsequent to the Recapitalization. The exercise price of the Warrant is $.01 per share. An additional 1,894,148 shares may be purchased under the Warrant at an exercise price of $1.00, representing the fair market value on the date of grant upon the realization of an 8.0% internal rate of return. The 1,894,148 options vest ratably each day for three years. The Warrant will terminate on October 2, 2008. The Company recorded non cash compensation expense of $2,813 for 1998 in connection with the difference between the fair market value of the stock at the date of issuance ($1.00) and the exercise price ($.01).

    In addition, in exchange for certain warrants to purchase common stock of Atrium Corp, the Executive received a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $.01 per share with a term of twenty years.

    If an event or value event as previously defined were to become probable, the difference between the option price and the then fair market value would be charged to earnings at that time.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

15. STOCK OPTIONS: (CONTINUED)
    The following table summarizes the transactions of the New Plan and the Replacement Plan for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996 (all outstanding options were granted to management of the Company):

                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       1998           1997           1996
                                                   -------------  -------------  ------------
Outstanding options, beginning of period.........      2,849,863      2,078,473           --
Granted..........................................     13,310,941        771,390    2,078,473
Canceled or expired..............................             --             --           --
Exchanged........................................     (2,528,314)            --           --
Exercised........................................       (321,549)            --           --
                                                   -------------  -------------  ------------
Outstanding options, end of year.................     13,310,941      2,849,863    2,078,473
                                                   -------------  -------------  ------------
                                                   -------------  -------------  ------------
Weighted average exercise price of options
  exercised......................................  $         .84  $          --   $       --
Weighted average exercise price of options
  granted........................................  $         .82  $        1.25   $      .42
Weighted average exercise price, end of period...  $         .85  $        0.74   $      .42
Options exercisable, end of period...............      1,064,030        461,937           --
Options available for future grant...............        255,201        731,415      834,837

    The following table summarizes information about stock options and warrants outstanding at December 31, 1998:

                              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                    ----------------------------------------  -----------------------
                                    WEIGHTED      WEIGHTED                 WEIGHTED
                                     AVERAGE       AVERAGE                  AVERAGE
RANGE OF EXERCISE      NUMBER       REMAINING     EXERCISE      NUMBER     EXERCISE
      PRICES        OUTSTANDING   LIFE (MONTHS)     PRICE     EXERCISABLE    PRICE
------------------  ------------  -------------  -----------  ----------  -----------
Options:
  $ .01                2,267,861          117     $     .01      461,906   $     .01
  $.83 - 1.00          9,525,037          117     $     .98      308,150   $     .79
  $1.21 - 1.65         1,518,043          117     $    1.29      293,974   $    1.07
                    ------------                              ----------
                      13,310,941                               1,064,030
Warrants:
  $ .01                2,841,221          117     $     .01    2,841,221   $     .01
  $1.00                1,894,148          117     $    1.00      155,541   $    1.00
                    ------------                              ----------
                       4,735,369                               2,996,762

    In 1995, the FASB issued FASB Statement No. 123 ("FAS 123") "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the stock based plans. Adoption of the cost recognition provisions of FAS 123 is optional and the Company has decided not to elect the provisions of FAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 are required by FAS 123;

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

15. STOCK OPTIONS: (CONTINUED)
however, there is no pro forma effect of adopting the cost provisions of FAS 123 for the years ended December 31, 1998 and 1997 and the periods ended December 31, 1996 and October 25, 1996. In 1998, 1997 and 1996, the Company granted only nonqualified stock options and warrants under the plans.

    The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1998 and 1997: dividend yield of 0.0%; risk-free interest rate of 7.0%; and the expected life of 10 years. (In determining the "minimum value" SFAS 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered because the Company was not publicly-traded when the options were granted).

    Had the compensation cost for the Company's stock-based compensation plans and warrants been determined consistent with FAS 123, the Company's net income
(loss) for 1998, 1997 and 1996 would have been ($3,122), $440 and $224, respectively.

    The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. FAS 123 does not apply to awards prior to 1995.

16. EMPLOYEE BENEFIT PLANS:

    Prior to the formation of Wing, management announced the curtailment of the defined benefit pension plan covering substantially all employees. Upon receipt of a favorable tax determination letter from the Internal Revenue Service, settlement of the plan occurred during the period ended October 25, 1996, at which time a liquidating distribution of $2,789 was made to the eligible employees based on years of service and the employee's compensation during the five consecutive years of employment in which compensation was the highest. In addition, management retired the two nonqualified, unfunded and noncontributory plans for the directors. Settlement of the plans occurred during the period ended October 25, 1996 at which time a lump-sum payout of $801 was made to the directors.

    The Company maintains an employees' savings plan under Section 401(k) of the Internal Revenue Code (the "Code"). The Company makes discretionary matching contributions equal to 50% of the first 4% of the employee's contribution. The Company contributed $101, $85, $78 during 1998 and 1997 and the period ended December 31, 1996, respectively.

    In connection with the Recapitalization, the Company maintains two additional plans under Section 401(k) and 401 of the Code. Each plan provides for discretionary contributions by the employer. The Plan covered by Section 401 of the Code does not provide for employee contributions. The Company contributed $57 to the plans during the period from October 3, 1998 to December 31, 1998.

17. SUBSIDIARY GUARANTORS:

    In connection with the Company's Senior Subordinated Notes, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast, ADW-Arizona, ADW-West Coast, Wing and Darby (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of ADW-Northeast ADW-Arizona ADW-West Coast and Darby are included since the reverse acquisition on October 2, 1998.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

17. SUBSIDIARY GUARANTORS: (CONTINUED)
The operations of Wing are presented for all periods covered. The balance sheet information includes all subsidiaries as of December 31, 1998 and only Wing as of December 31, 1997. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

    Following is summarized combined financial information pertaining to these Subsidiary Guarantors:

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1998          1997
                                                                   ------------  ------------
Current assets...................................................   $   42,887    $   23,610
Noncurrent assets................................................      157,678        31,773
Current liabilities..............................................       16,666        12,885
Noncurrent liabilities...........................................      123,049        31,823

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

17. SUBSIDIARY GUARANTORS: (CONTINUED)

                                                                      TWELVE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                       1998          1997
                                                                   ------------  ------------
Net sales........................................................   $  165,333    $   99,059
Gross profit.....................................................       37,340        20,789
Net income from continuing operations............................          503           696
Net income.......................................................          503           696

    The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

18. SUBSEQUENT EVENTS:

    DELTA ACQUISITION

    On January 27, 1999, the Company acquired certain assets of Delta Millwork, Inc., a privately held door pre-hanger located in Orlando, Florida, for $1,300. The Company financed the acquisition through its revolving credit facility.

    The acquisition will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder allocated to goodwill. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") was approximately $100, which will be amortized over 40 years. The results of operations for the acquired business will be included in the Company's consolidated financial statements beginning January 27, 1999.

    MANAGEMENT CHANGE

    On April 9, 1999, the Company completed a separation agreement with Randall
S. Fojtasek, President and Chief Executive Officer, whereby Mr. Fojtasek resigned from the Company effective March 31, 1999. The Board of Directors has nominated Jeff L. Hull, Executive Vice President and Chief Financial Officer, and Ken L. Gilmer, Executive Vice President and Chief Operating Officer, to oversee day-to-day operations and report directly to the Executive Committee of the Board of Directors. The Company expects to take a charge of approximately $1,750 in the first quarter of fiscal year 1999 for severance benefits related to this management change.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

-------------------------------------------------------------------------------------------
                                                                                          PAGE
-------------------------------------------------------------------------------------------
Valuation and Qualifying Accounts....................................................         S-2

-------------------------------------------------------------------------------------------

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                          COLUMN C -
                                                                           ADDITIONS
                                                                         -------------
                                                           COLUMN B -         (1)        COLUMN D -
                                                           BALANCE AT     CHARGED TO    DEDUCTIONS -     COLUMN E -
                                                            BEGINNING      COSTS AND     WRITE-OFFS      BALANCE AT
COLUMN A - DESCRIPTION                                      OF PERIOD      EXPENSES          (A)        END OF PERIOD
--------------------------------------------------------  -------------  -------------  -------------  ---------------
Allowance for doubtful accounts:
  Year ended December 31, 1996..........................    $       0      $   1,561      $    (731)      $     830
  Year ended December 31, 1997..........................    $     830      $   1,791      $  (1,896)      $     725
  Year ended December 31, 1998..........................    $     725      $     227      $    (174)      $     778

(a) net of recoveries

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                       DESCRIPTION OF EXHIBITS
-----------             ------------------------------------------------------------------------------------------------------
       2.1          --  Asset Purchase Agreement dated as of March 4, 1998, among Masterview Window Company LLC, Atrium
                        Companies, Inc. and, for the limited purposes set forth therein, BancBoston Ventures, Inc. (3)
       2.2          --  Agreement and Plan of Merger by and among D and W Holdings, Inc., D and W Acquisition Corp., Atrium
                        Corporation, and the securityholders therein dated as of August 3, 1998 (4)
       2.3          --  Amendment No. 1 to the Agreement and Plan of Merger by and among D and W Holdings, Inc., D and W
                        Acquisition Corp., Atrium Corporation and the securityholders named therein, dated as of October 2,
                        1998 (5)
       2.4          --  Amendment No. 2, dated as of April 14, 1999 to the Agreement and Plan of Merger by and among D and W
                        Holdings, Inc., D and W Acquisition Corp., Atrium Corporation and the securityholders named therein
                        (5)
       3.1          --  Certificate of Incorporation of Atrium Companies, Inc., as amended (1)
       3.2          --  Bylaws of Atrium Companies, Inc.(1)
       4.1          --  Exchange and Registration Rights Agreement made as of November 27, 1996 by and among Atrium Companies,
                        Inc., the Subsidiary Guarantors and BT Securities Corporation (1)
       4.2          --  Indenture dated as of November 27, 1996 by and among Atrium Companies, Inc., the Subsidiary Guarantors and United States Trust Company of New York (1)
       4.3          --  Notice of Change of Control and Offer to Purchase, dated as of October 9, 1998, by Atrium Companies,
                        Inc. for any and all of its 10 1/2% Senior Subordinated Notes due November 15, 2006, Series B and
                        Supplemental Letter, dated October 19, 1998 (4)
       4.4          --  Amendment No. 1, dated as of March 23, 1998, to the Indenture dated as of November 27, 1996 (the
                        "Indenture"), by and among Atrium Companies, Inc., the Subsidiary Guarantors named therein and United
                        States Trust Company of New York (the "Trustee") (5)
       4.5          --  Amendment No. 2, dated as of October 2, 1998, to the Indenture dated as of November 27, 1996 and amended as of March 23, 1998 (the "Indenture"), by and among Atrium Companies, Inc., the Subsidiary
                        Guarantors named therein and United States Trust Company of New York (the "Trustee") (5)
       4.6          --  Amendment No. 3, dated as of January 28, 1999, to the Indenture dated as of November 27, 1996 and amended as of March 23, 1998 and further amended as of October 2, 1998 (the "Indenture"), by and among
                        Atrium Companies, Inc., the Subsidiary Guarantor named therein and United States Trust Company of New
                        York (the "Trustee") (5)
      10.1          --  Employment Agreement between the Company and Horace T. Hicks dated January 1, 1998 (2)
      10.2          --  Employment Agreement between the Company and Louis W. Simi, Jr. dated January 1, 1998 (2)
      10.3          --  Employment Agreement between the Company and Arthur G. Frost dated January 1, 1998 (2)
      10.4          --  Escrow Agreement dated July 3, 1995 among Fojtasek/Heritage Acquisition Company, The Company, Randall
                        Fojtasek and the First National Bank of Boston (1)
      10.5          --  Atrium Lease Agreement, as amended (1)

      10.6          --  H-R Windows Lease Agreement (1)
      10.7          --  Second Amendment to the Atrium Lease Agreement (2)
      10.8          --  First Amendment to the H-R Windows Lease Agreement (2)
      10.9          --  Stockholders Agreement, dated as of October 2, 1998, by and among D and W Holdings, Inc., a Delaware
                        Corporation (the "Company") and each of the individuals and entities signatory thereto (each a
                        "Stockholder" and together the "Stockholders") (4)
      10.10         --  Credit Agreement dated as of October 2, 1998 by and among Atrium Companies, Inc., as Borrower, D and W
                        Holdings, Inc., as Parent, the Guarantors party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce,
                        Fenner & Smith Incorporated, as Lead Arranger, Syndication Agent and Documentation Agent, and
                        BankBoston, N.A., as Administrative Agent, and the Lenders party thereto (4)
      10.11         --  Management Agreement, dated as of October 2, 1998, by and among Ardshiel, Inc.,
                        D and W Holdings, Inc., Atrium Corporation and Atrium Companies, Inc. (5)
      10.12         --  Employment Agreement, dated as of October 2, 1998, by and between D and W Holdings, Inc., Jeff L. Hull and Atrium Companies, Inc. (5)
      10.13         --  Employment Agreement, dated as of October 2, 1998, by and between D and W Holdings, Inc., R.L. Gilmer and Wing Industries, Inc. (5)
      10.14         --  Employment Agreement, dated as of January 8, 1998, by and between Door Holdings, Inc. and Cliff Darby
                        (5)
      10.15         --  Buy-Sell Agreement, dated as of October 2, 1998, by and among D and W Holdings, Inc., GE Investment
                        Private Placement Partners II and R.L. Gilmer (standard agreement) (5)
      10.16         --  Buy-Sell Agreement, dated as of October 2, 1998, by and among D and W Holdings, Inc., GE Investment
                        Private Placement Partners II and Cliff Darby (5)
      10.17         --  D and W Holdings, Inc. 1998 Stock Option Plan (5)
      10.18         --  D and W Holdings, Inc. 1998 Replacement Stock Option Plan (5)
      10.19         --  Termination Agreement, dated as of October 2, 1998, between Atrium Corporation, Atrium Companies,
                        Inc., Hicks, Muse & Co. Partners, L.P. and Hicks, Muse, Tate & Furst Incorporated (5)
      10.20         --  Warrant issued to Randall S. Fojtasek, dated as of October 2, 1998, to purchase common stock of D and
                        W Holdiings, Inc. (5)
      10.21         --  Exchange Warrant issued to Randall S. Fojtasek, dated as of October 2, 1998, to purchase common stock of D and W Holdings, Inc. (5)
      10.22         --  Amendment, dated as of October 2, 1998, to Warrant dated as of November 27, 1996 issued to Randall S.
                        Fojtasek (5)
      10.23         --  Agreement and Release, dated as of March 31, 1999, by and among Randall S. Fojtasek and D and W
                        Holdings, Inc., Atrium Corporation, Atrium Companies, Inc., Ardshiel, Inc., GE Investment Management
                        Incorporated, GE Investment Private Placement Partners II, a Limited Partnership and the parties named therein (5)
      10.24         --  Identification Escrow Agreement, dated as of October 2, 1998, by and among Hicks, Muse Fund III
                        Incorporated, D and W Holdings, Inc. and Northwest Bank Texas, N.A. (5)
      10.25         --  Amendment No. 1, dated April 14, 1999, to Identification Escrow Agreement by and among Hicks, Muse
                        Fund III Incorporated, D and W Holdings, Inc. and Northwest Bank Texas, N.A. (5)
      12.1          --  Computation of Ratio of Earnings to Fixed Charges (5)
      21.1          --  Subsidiaries of the Company (5)
      24.1          --  Powers of Attorney (5)

      27.1          --  Financial Data Schedule (5)

------------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4, dated April 4, 1997, SEC File No. 333-20095.

(2) Incorporated by reference from the Registrant's Report on Form 10-K, dated March 31, 1998.

(3) Incorporated by reference from the Registrant's Report on Form 8-K, dated March 27, 1998 and filed on April 13, 1998.

(4) Incorporated by reference from the Registrant's Report on Form 8-K, dated October 2, 1998 and filed on October 19, 1998.

(5) Filed herewith.