Form 10-Q
period 1999-03-31
ATRIUM COMPANIES INC
filed 1999-05-17
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (MARK ONE)
     (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended     March 31, 1999
                                          --------------------------------

                                       OR


     ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________  to _____________

           Commission File Number:              333-20095
                                  ----------------------------------------

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


    1341 W. MOCKINGBIRD LANE, SUITE 1200W, DALLAS, TEXAS 75247, (214) 630-5757
    --------------------------------------------------------------------------
            (Address of principal executive offices, including zip code and telephone number, including area code)


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

                             ATRIUM COMPANIES, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998........3

          Consolidated Statements of Income for the Quarters Ended
          March 31, 1999 and 1998.......................................................4

          Consolidated Statements of Comprehensive Income for the Quarters Ended
          March 31, 1999 and 1998.......................................................5

          Consolidated Statement of Stockholder's Equity for the Quarter
          Ended March 31, 1999..........................................................6

          Consolidated Statements of Cash Flows for the Quarters Ended
          March 31, 1999 and 1998.......................................................7

          Notes to Consolidated Financial Statements.................................8-12

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................13-16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................17

Items 2, 3, 4 and 5 are not applicable

Item 6.   Exhibits and Reports on Form 8-K.............................................17

Signatures.............................................................................17

Exhibit Index..........................................................................18

                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     MARCH 31,    DECEMBER 31,
                                                                       1999          1998
                                                                   -----------    ------------
                                ASSETS                             (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...................................  $        -      $        -
     Equity securities - available for sale......................         144             137
     Accounts receivable, net....................................      50,718          46,466
     Inventories.................................................      49,973          46,289
     Prepaid expenses and other current assets...................       8,020           7,756
     Deferred tax asset..........................................       1,249           1,249
                                                                   ----------      ----------
        Total current assets.....................................     110,104         101,897

PROPERTY, PLANT, AND EQUIPMENT, net..............................      26,907          26,760
GOODWILL, net....................................................     213,902         214,749
DEFERRED FINANCING COSTS, net....................................      10,740          11,058
OTHER ASSETS.....................................................       5,113           5,405
                                                                   ----------      ----------
        Total assets.............................................  $  366,766      $  359,869
                                                                   ==========      ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable............................  $    2,206      $    2,209
     Accounts payable............................................      23,703          25,353
     Accrued liabilities.........................................      18,581          15,432
                                                                   ----------      ----------
        Total current liabilities................................      44,490          42,994

LONG-TERM LIABILITIES:
     Notes payable...............................................     183,054         177,018
     Deferred tax liability......................................           1               1
     Other long-term liabilities.................................       5,968           6,800
                                                                   ----------      ----------
           Total long-term liabilities...........................     189,023         183,819
                                                                   ----------      ----------
           Total liabilities.....................................     233,513         226,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Common stock $.01 par value, 3,000 shares authorized,
        100 shares issued and outstanding........................           -               -
     Paid-in capital.............................................     134,852         134,852
     Accumulated deficit.........................................      (1,630)         (1,820)
     Accumulated other comprehensive income......................          31              24
                                                                   ----------      ----------
           Total stockholder's equity............................     133,253         133,056
                                                                   ----------      ----------
                 Total liabilities and stockholder's equity......  $  366,766      $  359,869
                                                                   ==========      ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     1999           1998
                                                                   ---------     ---------
     NET SALES.................................................... $ 106,842     $  39,450
     COST OF GOODS SOLD...........................................    74,708        30,464
                                                                   ---------     ---------
         Gross profit.............................................    32,134         8,986

     OPERATING EXPENSES:
         Selling, delivery, general and administrative expenses...    23,151         6,606
         Amortization expense.....................................     1,889           146
         Special charge...........................................     1,762             -
                                                                   ---------     ---------
                                                                      26,802         6,752
                                                                   ---------     ---------
              Income from operations..............................     5,332         2,234


     INTEREST EXPENSE.............................................     4,346           992
     OTHER INCOME, net............................................        32             -
                                                                   ---------     ---------

              Income before income taxes..........................     1,018         1,242

     PROVISION FOR INCOME TAXES...................................       828           556
                                                                   ---------     ---------
     NET INCOME................................................... $     190     $     686
                                                                   =========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 1999          1998
                                                              ----------    ----------
Net income..................................................  $      190    $      686
Other comprehensive income:.................................
  Unrealized gains on securities:...........................
     Unrealized holding gains arising during the period.....           7             -
                                                              ----------    ----------
  Comprehensive income......................................  $      197    $      686
                                                              ==========    ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDER'S EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                              ACCUMULATED
                                                COMMON STOCK                                     OTHER          TOTAL
                                           -----------------------  PAID-IN    ACCUMULATED   COMPREHENSIVE  STOCKHOLDER'S
                                             SHARES       AMOUNT    CAPITAL      DEFICIT        INCOME          EQUITY
                                           ----------  -----------  ---------  -----------   -------------  -------------
Balance, December 31, 1998................        100    $     -    $ 134,852    $  (1,820)   $        24    $   133,056
   Other comprehensive income.............          -          -            -            -              7              7
   Net income.............................          -          -            -          190              -            190
                                             --------    -------    ---------    ---------    -----------    -----------
Balance, March 31, 1999...................        100    $     -    $ 134,852    $  (1,630)   $        31    $   133,253
                                             ========    =======    =========    =========    ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            1999          1998
                                                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.........................................................  $      190     $      686
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:....................................
     Depreciation and amortization....................................       2,937            468
     Amortization of deferred financing costs.........................         381            111
     Gain on sale of assets...........................................         (31)             -
     Changes in assets and liabilities, net of acquisition in 1999: ..
       Accounts receivable, net.......................................      (3,073)        (4,539)
       Inventories....................................................      (2,735)           (45)
       Prepaid expenses and other current assets......................        (225)            62
       Accounts payable...............................................         (29)        (2,756)
       Accrued liabilities............................................       3,265          5,527
                                                                        ----------     ----------
              Net cash provided by (used in) operating activities.....         680           (486)
                                                                        ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment.........................      (1,059)          (287)
   Proceeds from sale of assets.......................................          32              -
   Payment for acquisition, net of cash acquired......................      (1,737)             -
   Increase in other assets...........................................        (599)          (343)
                                                                        ----------     ----------
         Net cash used in investing activities........................      (3,363)          (630)
                                                                        ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit facility.....................       6,582          1,928
   Scheduled principal payments on term notes.........................        (500)          (782)
   Payment of capital lease obligations...............................         (49)             -
   Payment of other long-term liabilities.............................      (1,032)             -
   Checks drawn in excess of bank balances............................      (2,255)             -
   Deferred financing costs...........................................         (63)             -
   Proceeds from exercise of stock options............................           -            216
                                                                        ----------     ----------
         Net cash provided by financing activities....................       2,683          1,362
                                                                        ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............................           -            246
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................           -             34
                                                                        ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................  $        -     $      280
                                                                        ==========     ==========

SUPPLEMENTAL DISCLOSURE:
   Cash paid (received) during the period for:
     Interest.........................................................  $    1,222     $      881
     Income taxes, net of refunds.....................................        (502)           400

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

The unaudited consolidated financial statements of Atrium Companies, Inc. (the "Company") for the quarters ended March 31, 1999 and 1998, and as of March 31, 1999 and December 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" that is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will implement the provisions of FAS 133 as required. The future adoption of FAS 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Prior to October 2, 1998, the Company's historical financial statements as previously filed with the Securities and Exchange Commission included its operations and the operations of its wholly-owned subsidiaries, Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of New England, Atrium Door and Window Company of New York (collectively, "ADW-Northeast"), Atrium Door and Window Company - West Coast ("ADW-West Coast) and Atrium Door and Window Company of Arizona ("ADW-Arizona"). On October 2, 1998, pursuant to an acquisition and merger (the "Recapitalization" or "reverse acquisition") as more fully described in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 1999, the Company's indirect Parent (D and W Holdings, Inc.) contributed the stock of Wing Industries Holdings, Inc. and its subsidiary Wing Industries, Inc. (collectively "Wing") and Door Holdings, Inc. and its subsidiaries R.G. Darby Company, Inc. and Total Trim, Inc. (collectively "Darby") to the Company.

As Wing was determined to be the acquiror in a "reverse acquisition", the historical financial statements of the Company (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of income for 1998 only includes the operations of the Company and Darby from October 3, 1998 through December 31, 1998. The statements of income for all periods prior to October 3, 1998 only include the operations and accounts of Wing. Additionally, the operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim-South, collectively "Darby-South") are included since the date of acquisition, January 27, 1999. The March 31, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South and each of their respective subsidiaries, while the December 31, 1999 balance sheet includes the accounts of the Company, Wing, Darby and each of their respective subsidiaries.

The following unaudited pro forma information presents consolidated operating results as though the Recapitalization and the acquisition of Delta Millwork, Inc. (see Note 6) had occurred at the beginning of the periods presented:

                                     Quarter Ended March 31, 1999           Quarter Ended March 31, 1998
                                   ----------------------------------     ----------------------------------
                                       Actual            Pro Forma            Actual            Pro Forma
                                   ---------------    ---------------     --------------     ---------------
   Net sales...................      $   106,842        $   107,350         $   39,450         $   95,192
   Gross profit................           32,134             32,225              8,986             26,833
   Operating expenses..........           25,040             25,158              6,752             21,588
   Special charge..............            1,762              1,762                  -                  -
   Income from operations......            5,332              5,305              2,234              5,245
   Net income from continuing
     operations................              190                152                686                236

   Depreciation and
     amortization..............            2,937              2,946                468              3,226
   Interest expense............            4,346              4,358                992              4,381


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

3.       INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following:

                                                MARCH 31,         DECEMBER 31,
                                                   1999              1998
                                              ------------        ------------
                Raw materials................ $     27,461        $    27,362
                Work-in-process..............        4,680              4,129
                Finished goods...............       17,068             14,686
                                              ------------        -----------
                                                    49,209             46,177
                LIFO reserve.................          764                112
                                              ------------        -----------
                                              $     49,973        $    46,289
                                              ============        ===========

4.       NOTES PAYABLE:

Notes payable consisted of the following:

                                                     MARCH 31,    DECEMBER 31,
                                                       1999           1998
                                                   -----------    -----------
              Revolving credit facility........... $    10,700    $     4,118
              Term loan B.........................      74,500         74,750
              Term loan C.........................      70,430         70,680
              Senior subordinated notes...........      29,070         29,070
              Other...............................         560            609
                                                   -----------    -----------
                                                       185,260        179,227
              Current portion of notes payable....      (2,206)        (2,209)
                                                   -----------    -----------
                                                   $   183,054    $   177,018
                                                   ===========    ===========

5.       CONTINGENCIES:

The Company is party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

During 1993, factory employees voted to unionize and become members of the Amalgamated Clothing and Textile Workers Union. A three-year union contract was executed during 1995 and extended for three additional years in 1998. In addition, in connection with its Woodville, Texas operations, the Company is party to collective bargaining arrangements due to expire in 2001.

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

6.       ACQUISITION:

DELTA ASSET PURCHASE:

On January 27, 1999, the Company acquired certain assets of Delta Millwork, Inc., a privately held door pre-hanger located in Orlando, Florida, for approximately $1,737 including fees and other transaction expenses. The Company financed the acquisition through its revolving credit facility.

The acquisition of Delta Millwork, Inc. has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder allocated to goodwill, which will be amortized over 40 years. The results of operations for the acquired business are included in the

Company's consolidated financial statements beginning January 27, 1999. The purchase price allocation, preliminary in nature and subject to change, is as follows:

          Accounts receivable, net......................  $   1,178
          Inventories...................................        949
          Prepaid expenses and other current assets.....         40
          Property, plant and equipment, net............        137
          Other noncurrent assets.......................          5
          Goodwill......................................        145
          Current liabilities...........................       (717)
                                                          ---------
                   Total purchase price.................  $   1,737
                                                          =========


7.       SUBSIDIARY GUARANTORS:

In connection with the issuance of the Senior Subordinated Notes (the "Notes"), the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast, ADW-West Coast, ADW-Arizona, Wing, Darby and Darby-South (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of ADW-Northeast, ADW-West Coast, ADW-Arizona and Darby are included since the reverse acquisition on October 2, 1998. The operations of Darby-South are included since the date of acquisition, January 27, 1999. The operations of Wing are presented for all periods covered. The balance sheet information includes all subsidiaries as of March 31, 1999 and ADW-Northeast, ADW-West Coast, ADW-Arizona and Darby as of December 31, 1998. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

Following is summarized combined financial information pertaining to these Subsidiary Guarantors:

                                                     March 31,       December 31,
                                                       1999              1998
                                                   ------------      ------------
   Current assets................................  $     43,320      $     42,887
   Noncurrent assets.............................       106,324           106,684
   Current liabilities...........................        16,375            16,666
   Noncurrent liabilities........................        79,445            76,826

                                                         Quarter Ended March 31,
                                                   ------------------------------
                                                        1999              1998
                                                   ------------      ------------

   Net sales.....................................  $     59,279      $     39,450
   Gross profit..................................        15,601             8,986
   Net income from continuing operations.........           295               686


The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

8.       SUBSEQUENT EVENTS:

HEAT ACQUISITION

On April 20, 1999, the Company entered into a stock purchase agreement to acquire Heat, Inc., a privately held vinyl window and door company located in Pittsburgh, Pennsylvania, for approximately $85,000. The Company expects to finance the acquisition with a portion of the proceeds from the issuance of $175,000 of senior subordinated notes (see below).

The acquisition will be accounted for as a purchase in accordance with APB 16. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") will be approximately $72,000, which will be amortized over 40 years. The results of operations for the acquired business will be included in the Company's operations subsequent to the completion of the transaction, which is expected to be on or about May 17, 1999.

CHAMPAGNE ACQUISITION

On May 10, 1999, the Company entered into a stock purchase agreement to acquire Champagne Industries, Inc., a privately held vinyl window and door company located in Denver, Colorado for approximately $3,500, excluding $500 to be paid upon achievement of certain operational targets. The Company expects to finance the acquisition with a portion of the proceeds from the issuance of $175,000 of senior subordinated notes (see below).

The acquisition will be accounted for as a purchase in accordance with APB 16. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") will be approximately $2,300, which will be amortized over 40 years. The results of operations for the acquired business will be included in the Company's operations subsequent to the completion of the transaction, which is expected to be on or about May 17, 1999.

$175,000 SENIOR SUBORDINATED NOTES

On May 10, 1999, the Company issued $175,000 of senior subordinated notes due May 1, 2009. The notes are non-callable for five years, have a 10.50% stated rate paid semi-annually and were issued at a discount of 98.496 to yield 10.75% to maturity. The proceeds will be used to fund the acquisitions of Heat, Inc. and Champagne Industries, Inc., refinance certain indebtedness and pay fees and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN FORWARD-LOOKING STATEMENTS

This 10-Q contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to the Company that are based on the beliefs of management. When used in this 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the risks and uncertainties regarding the operations and the results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the quarter ended March 31, 1999 are not necessarily indicative of results expected for the full year.

Prior to October 2, 1998, the Company's historical financial statements as previously filed with the Securities and Exchange Commission included its operations and the operations of its subsidiaries. On October 2, 1998, pursuant to the Recapitalization, D and W Holdings, Inc. contributed the stock of Wing and Darby to the Company.

As Wing was determined to be the acquiror in a "reverse acquisition", the historical financial statements of the Company (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of income for 1998 only includes the operations of the Company and Darby from October 3, 1998 through December 31, 1998. The statements of income for all periods prior to October 3, 1998 only include the operations and accounts of Wing. Additionally, the operations of Delta Millwork, Inc. (Darby-South) are included since the date of acquisition, January 27, 1999. The March 31, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South and each of their respective subsidiaries, while the December 31, 1999 balance sheet includes the accounts of the Company, Wing, Darby and each of their respective subisidiaries.

NET SALES. Net Sales increased by $67,392 from $39,450 during the first quarter of 1998 to $106,842 during the first quarter of 1999. The increase was primarily due to a combined increase in net sales of $65,400 from the addition of the Company and Darby in connection with the Recapitalization and the acquisition of Delta Millwork, Inc.

COST OF GOODS SOLD. Cost of goods sold decreased from 77.2% of net sales during the first quarter of 1998 to 69.9% of net sales during the first quarter of 1999. The decrease was due largely to the addition of the Company and Darby, as these divisions operate at higher gross profit margins than Wing.

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $16,545 from $6,606 (16.7% of net sales during the first quarter of 1998) to $23,151 (21.7% of net sales during the first quarter of 1999). The increase was primarily due to the inclusion of selling, delivery, general and administrative expenses of the Company and Darby. Additionally, delivery and selling expenses increased due to the increase in sales.

AMORTIZATION EXPENSE. Amortization expense increased $1,743 from $146 during the first quarter of 1998 to $1,889 during the first quarter of 1999. The increase was largely due to the amortization of goodwill recorded in connection with the Recapitalization. In addition, amortization expense increased due to the amortization of capitalized software implementation costs of the Company.

SPECIAL CHARGE. The Company recorded a one-time charge of $1,762 for severance benefits incurred in connection with the separation agreement entered into by the Company and the former President and Chief Executive Officer.

INTEREST EXPENSE. Interest expense increased $3,354 from $992 during the first quarter of 1998 to $4,346 during the first quarter of 1999. The increase in interest expense was due primarily to an increase in average outstanding debt related to the issuance of Term Loan B and Term Loan C, and the Senior Subordinated Notes assumed in connection with the Recapitalization. In addition, interest expense included the amortization of deferred financing costs recorded in connection with the Recapitalization.

INCOME TAXES. The Company's effective tax rate increased from 44.8% to 81.3% due largely to non-deductible goodwill amortization expense of approximately $1,150. Excluding non-deductible amortization expense, the Company's effective tax rate would have been approximately 38.2%.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and availability under the Company's Revolving Credit Facility are the Company's principal sources of liquidity. During the first quarter of 1999, cash was primarily used for increases in working capital, capital expenditures and scheduled principal payments. Net cash provided by operating activities was $680 during first quarter of 1999 compared to cash used in operating activities of $486 during the first quarter of 1998. The increase in cash provided by operating activities is largely due to an increase in income before depreciation and amortization. Net cash used in investing activities during the first quarter of 1999 was $3,363 compared to $630 during the first quarter of 1998. The increase in cash used in investing activities was due primarily to the acquisition of Delta Millwork, Inc. and increased capital expenditures. Cash provided by financing activities during the first quarter of 1999 was $2,683 compared to $1,363 during the first quarter of 1998, primarily due to increased borrowings under the Revolving Credit Facility.

OTHER CAPITAL RESOURCES

In connection with the Recapitalization, the Company entered into a Credit Agreement providing for a Revolving Credit Facility in the amount of $30,000. The Revolving Credit Facility has a maturity date of June 30, 2004. At March 31, 1999, the Company had $16,691 of availability under the Revolving Credit Facility, net of borrowings of $10,700 and outstanding letters of credit totaling $2,609.

CAPITAL EXPENDITURES

The Company had cash capital expenditures of $1,059 during the first quarter of 1999 compared to $287 during the first quarter of 1998. The increase is largely due to capital expenditures at the Company and Darby. Actual capital expenditures during the first quarter of 1999 exclude $158 in capitalized costs related to the implementation of the Company's new management information system. The Company expects capital expenditures, including capitalization of software implementation costs (exclusive of acquisitions) in 1999 to be approximately $9,500, however, actual capital requirements may change, particularly as a result of acquisitions the Company may make.

The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependant, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

YEAR 2000

Many existing computer systems and applications and other control devices are coded to use only two digits (rather than four) to identify a year in the date code field. These date code fields will need to accept four digit entries to distinguish the 21st century dates from 20th century dates. Many computer programs and systems, including certain programs and systems utilized by us, are highly dependant on financial and other data that, based on the program's or system's inability to distinguish between the Year 2000 and the other century-end dates, could be misreported or misinterpreted and cause significant errors. If not corrected, many computer applications could fail when processing data related to the Year 2000. In addition, two interacting systems, applications or devices, each of which has individually been fixed so that it will individually handle Year 2000 issues, could nonetheless suffer "integration failure" because their method of dealing with the problem is not compatible.

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

We are assessing the impact of the Year 2000 problem and have or intend to modify portions of our hardware and software so that our computer systems will function properly with respect to date in the Year 2000 and thereafter. We have reviewed and continue to review each operating unit for the appropriate information system enhancements, with respect to both Year 2000 problems as well as strategic system upgrade.

To achieve our overall operating strategy, we are enhancing our information technology by installing new software to implement a fully integrated manufacturing system for our operating units. This system has been certified by the manufacturer as being Year 2000 compliant. Each operating unit was prioritized for installation of the system based on any Year 2000 issues, with the final phase of implementation and installation of this system scheduled to be completed by the third quarter of 1999.

We have inquired of our major suppliers and customers as to their Year 2000 compliance. Substantially all of our major suppliers and customers have indicated that their Year 2000 testing and remediation programs are complete or will be complete by the end of the third quarter. We have not, however, tested or independently verified the Year 2000 compliance of our major suppliers and customers.

We face certain risks related to the Year 2000 problem including potential disruptions in our operations due to Year 2000 problems with our systems, potential disruptions in material supply due to Year 2000 problems with our suppliers' systems and potential loss of sales or delayed cash collections in the event of Year 2000 problems with our customers' systems. Although we have not formalized a contingency plan to address the problems associated with these risks, there are several factors that we believe may mitigate potential Year 2000 problems. Because our business has only recently been computerized, we believe we can run our business without significant interruptions using manual labor and "paper" systems in the event of a Year 2000 problem with our systems. In addition, because we source our materials from several suppliers, we believe we have decreased the likelihood that a Year 2000 disruption at one of our suppliers will materially interrupt our material supply. Finally, because many of our customers use "paper" systems, we believe a Year 2000 problem with a customer's systems would not materially impact our sales. Although we believe these factors mitigate our Year 2000 risks, we cannot assure you that problems arising from these risks will not have a material adverse effect on our business, operating results or financial condition.

We believe that with our strategy and completed installations, the Year 2000 problem will not pose significant operational problems for us. We can not assure you, however, that our computer systems, or the computer systems of companies we acquire or the computer systems of other companies with whom we conduct business will be Year 2000 compliant prior to December 31, 1999 or that the inability of any such systems to process accurately Year 2000 data will not have a material adverse effect on our business, operating results or financial condition.

The total amount of costs to be incurred by the Company to address these system enhancements is estimated at $1,500. The Company has expensed approximately $1,100 through March 31, 1999.

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


                                        ATRIUM COMPANIES, INC.
                                        (Registrant)

Date:  May 14, 1999                     By: /s/ Jeff L. Hull
                                           -------------------------------------
                                           Jeff L. Hull
                                           Executive Vice President,
                                           Chief Financial Officer, Secretary,
                                           Treasurer and Director
                                           (Principal Financial Officer)


Date:  May 14, 1999                     By: /s/ Eric W. Long
                                           -------------------------------------
                                           Eric W. Long
                                           Vice President and
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


          Exhibit                                          Description
          -------                                          -----------
            27                                       Financial Data Schedule