Form 10-Q
period 1999-06-30
ATRIUM COMPANIES INC
filed 1999-08-16
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1999
                                    --------------------------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

         Commission File Number:         333-20095
                                 -----------------------------------------------

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

                             ATRIUM COMPANIES, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999
                                    INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----
Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of June 30, 1999 and
         December 31, 1998.....................................................3

         Consolidated Statements of Income for the Three Months
         June 30, 1999 and 1998................................................4

         Consolidated Statements of Income for the Six Months
         June 30, 1999 and 1998................................................5

         Consolidated Statements of Comprehensive Income for the Six
         Months Ended June 30, 1999 and 1998...................................6

         Consolidated Statement of Stockholder's Equity for the Six
         Months Ended June 30, 1999............................................7

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1999 and 1998................................................8

         Notes to Consolidated Financial Statements.........................9-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................15-18


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19

Items 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K.....................................19

Signatures....................................................................19

Exhibit Index.................................................................20

                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     JUNE 30,      DECEMBER 31,
                                                                      1999            1998
                                                                   -----------     ------------
                                ASSETS                             (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ..................................   $      --        $      --
     Equity securities - available for sale .....................         144              137
     Accounts receivable, net ...................................      61,548           46,466
     Inventories ................................................      59,171           46,289
     Prepaid expenses and other current assets ..................       8,822            7,756
     Deferred tax asset .........................................       2,343            1,249
                                                                    ---------        ---------
        Total current assets ....................................     132,028          101,897

PROPERTY, PLANT, AND EQUIPMENT, net .............................      39,367           26,760
GOODWILL, net ...................................................     287,396          214,749
DEFERRED FINANCING COSTS, net ...................................      17,325           11,058
OTHER ASSETS ....................................................       6,277            5,405
                                                                    ---------        ---------
        Total assets ............................................   $ 482,393        $ 359,869
                                                                    =========        =========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable ...........................   $   2,216        $   2,209
     Accounts payable ...........................................      25,546           25,353
     Accrued liabilities ........................................      23,865           15,432
                                                                    ---------        ---------
        Total current liabilities ...............................      51,627           42,994

LONG-TERM LIABILITIES:
     Notes payable ..............................................     314,129          177,018
     Deferred tax liability .....................................         334                1
     Other long-term liabilities ................................       5,550            6,800
                                                                    ---------        ---------
           Total long-term liabilities ..........................     320,013          183,819
                                                                    ---------        ---------
           Total liabilities ....................................     371,640          226,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Common stock $.01 par value, 3,000 shares authorized,
        100 shares issued and outstanding .......................          --               --
     Paid-in capital ............................................     111,596          134,852
     Accumulated deficit ........................................        (874)          (1,820)
     Accumulated other comprehensive income .....................          31               24
                                                                    ---------        ---------
           Total stockholder's equity ...........................     110,753          133,056
                                                                    ---------        ---------
                 Total liabilities and stockholder's equity .....   $ 482,393        $ 359,869
                                                                    =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      1999       1998
                                                                    --------   --------
NET SALES .......................................................   $125,530   $ 32,399
COST OF GOODS SOLD ..............................................     86,858     25,732
                                                                    --------   --------
    Gross profit ................................................     38,672      6,667

OPERATING EXPENSES:
    Selling, delivery, general and administrative expenses ......     25,285      5,236
    Amortization expense ........................................      2,059        195
    Special charge ..............................................         70         --
                                                                    --------   --------
                                                                      27,414      5,431
                                                                    --------   --------
         Income from operations .................................     11,258      1,236


INTEREST EXPENSE ................................................      6,353      1,115
OTHER INCOME, net ...............................................        115          5
                                                                    --------   --------

         Income before income taxes and extraordinary charge ....      5,020        126

PROVISION FOR INCOME TAXES ......................................      2,356        120
                                                                    --------   --------

         Income before extraordinary charge .....................      2,664          6

EXTRAORDINARY CHARGE ON EARLY RETIREMENT
OF  DEBT ( net of income tax benefit of $1,170) .................      1,908         --
                                                                    --------   --------

NET INCOME ......................................................   $    756   $      6
                                                                    ========   ========

  The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                      1999       1998
                                                                    --------   --------
NET SALES .......................................................   $232,372   $ 71,849
COST OF GOODS SOLD ..............................................    161,566     56,196
                                                                    --------   --------
    Gross profit ................................................     70,806     15,653

OPERATING EXPENSES:
    Selling, delivery, general and administrative expenses ......     48,435     11,842
    Amortization expense ........................................      3,948        341
    Special charge ..............................................      1,832         --
                                                                    --------   --------
                                                                      54,215     12,183
                                                                    --------   --------
         Income from operations .................................     16,591      3,470


INTEREST EXPENSE ................................................     10,699      2,107
OTHER INCOME, net ...............................................        146          5
                                                                    --------   --------

         Income before income taxes and extraordinary charge ....      6,038      1,368

PROVISION FOR INCOME TAXES ......................................      3,184        676
                                                                    --------   --------

         Income before extraordinary charge .....................      2,854        692

EXTRAORDINARY CHARGE ON EARLY RETIREMENT
OF  DEBT ( net of income tax benefit of $1,170) .................      1,908         --
                                                                    --------   --------

NET INCOME ......................................................   $    946   $    692
                                                                    ========   ========


  The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     1999       1998
                                                                    ------     ------
Net income ......................................................   $  946     $  692
Other comprehensive income:
    Unrealized gains on securities:
       Unrealized holding gains arising during the period .......        7         --
                                                                    ------     ------
    Comprehensive income ........................................   $  953     $  692
                                                                    ======     ======

 The accompanying notes are an integral part of the consolidated financial statements.

                            ATRIUM COMPANIES, INC.
                           CONSOLIDATED STATEMENT OF
                             STOCKHOLDER'S EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                                      ACCUMULATED
                                            COMMON STOCK                                 OTHER          TOTAL
                                           --------------    PAID-IN    ACCUMULATED  COMPREHENSIVE  STOCKHOLDER'S
                                           SHARES  AMOUNT    CAPITAL      DEFICIT        INCOME        EQUITY
                                           ------  ------    --------   -----------  -------------  -------------
Balance, December 31, 1998.................  100     $  -    $134,852    $ (1,820)       $  24        $133,056
   Other comprehensive income..............    -        -           -           -            7               7
   Distributions to Atrium Corporation.....    -        -     (23,256)          -            -         (23,256)
   Net income..............................    -        -           -         946            -             946
                                            ----     ----    --------    --------        -----        --------
Balance, June 30, 1999....................   100     $  -    $111,596    $   (874)       $  31        $110,753
                                            ====     ====    ========    ========        =====        ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     1999           1998
                                                                                   ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...............................................................    $     946     $     692
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Depreciation and amortization .........................................        6,339           913
        Amortization of deferred financing costs ..............................          806           223
        Accretion of discount .................................................           --            67
        Gain on sale of assets ................................................          (42)           --
        Changes in assets and liabilities, net of acquisitions in 1999:
          Accounts receivable, net ............................................       (5,879)        2,711
          Inventories .........................................................       (3,792)       (5,191)
          Prepaid expenses and other current assets ...........................           98          (103)
          Accounts payable ....................................................          (36)       (1,692)
          Accrued liabilities .................................................        2,937           457
                                                                                   ---------     ---------
              Net cash provided by (used in) operating activities .............        1,377        (1,923)
                                                                                   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment ...............................       (6,115)       (1,038)
     Proceeds from sale of assets .............................................           51            --
     Payment for acquisitions, net of cash acquired ...........................      (94,014)           --
     Increase in other assets .................................................       (2,099)         (304)
                                                                                   ---------     ---------
          Net cash used in investing activities ...............................     (102,177)       (1,342)
                                                                                   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of senior subordinated debt ...................      172,368            --
     Net borrowings under revolving credit facility ...........................        9,612         4,737
     Payments of senior subordinated notes ....................................      (29,070)           --
     Payments on term loans B and C ...........................................      (16,000)           --
     Distributions to Atrium Corporation ......................................      (23,256)           --
     Payment of other notes payable ...........................................         (109)       (1,563)
     Payment of other long-term liabilities ...................................       (2,003)          (21)
     Checks drawn in excess of bank balances ..................................       (3,668)           --
     Deferred financing costs .................................................       (7,074)           --
     Proceeds from exercise of stock options ..................................           --           216
                                                                                   ---------     ---------
          Net cash provided by financing activities ...........................      100,800         3,369
                                                                                   ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................           --           104
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................           --            34
                                                                                   ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................    $      --     $     138
                                                                                   =========     =========

SUPPLEMENTAL DISCLOSURE:
     Cash paid during the period for:
          Interest ............................................................    $   7,318     $   2,012
          Income taxes, net of refunds ........................................        1,142           400

The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 (UNAUDITED)


1.   BASIS OF PRESENTATION:

The unaudited consolidated financial statements of Atrium Companies, Inc. (the "Company") for the three months and six months ended June 30, 1999 and 1998, and financial position as of June 30, 1999 and December 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

As Wing was determined to be the acquiror in a "reverse acquisition", the historical financial statements of the Company (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of income for 1998 only includes the operations of the Company and Darby from October 3, 1998 through December 31, 1998. The statements of income for all periods prior to October 3, 1998 only include the operations and accounts of Wing. Additionally, the operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim-South, collectively "Darby-South") are included since the date of acquisition, January 27, 1999 and the operations of Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") are included since their date of acquisition, May 17, 1999. The June 30, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne and each of their respective subsidiaries, while the December 31, 1998 balance sheet includes the accounts of the Company, Wing, Darby and each of their respective subsidiaries.

The following unaudited pro forma information presents consolidated operating results as though the Recapitalization and the acquisitions of ADW-Arizona (which was acquired March 27, 1998), Darby-South, Heat and Champagne (see
Note 6) had occurred at the beginning of the periods presented:

                                         Six Months Ended            Six Months Ended
                                           June 30, 1999               June 30, 1998
                                      -----------------------    -----------------------
                                        Actual     Pro Forma       Actual     Pro Forma
                                      ----------   ----------    ----------   ----------
NET SALES .........................   $  232,372   $  260,873    $   71,849   $  236,664
COST OF GOODS SOLD ................      161,566      179,681        56,196      164,549
                                      ----------   ----------    ----------   ----------
  Gross profit ....................       70,806       81,192        15,653       72,115
OPERATING EXPENSES:
Selling, delivery, general and ....       48,435       57,847        11,842       49,805
administrative expenses
Amortization expenses .............        3,948        4,678           341        4,678
Special charge ....................        1,832        1,832            --           --
                                      ----------   ----------    ----------   ----------
                                          54,215       64,357        12,183       54,483
  Income from operations ..........       16,591       16,835         3,470       17,632
INTEREST EXPENSE ..................       10,699       15,739         2,107       15,739
OTHER INCOME, net .................          146          211             5         (237)
                                      ----------   ----------    ----------   ----------
  Income before income taxes ......        6,038        1,307         1,368        1,656
PROVISION FOR INCOME TAXES ........        3,184        1,675           676        1,807
                                      ----------   ----------    ----------   ----------
  Net income (loss) from
  continuing operations ...........   $    2,854   $     (368)   $      692   $     (151)
                                      ==========   ==========    ==========   ==========

Other Information:
Depreciation expense ..............   $    2,391   $    2,929    $      636   $    3,140
                                      ==========   ==========    ==========   ==========


                                         Three Months Ended         Three Months Ended
                                            June 30, 1999             June 30, 1998
                                      -----------------------    -----------------------
                                        Actual     Pro Forma       Actual     Pro Forma
                                      ----------   ----------    ----------   ----------
NET SALES .........................   $  125,530   $  137,586    $   32,399   $  126,703
COST OF GOODS SOLD ................       86,858       93,756        25,732       86,818
                                      ----------   ----------    ----------   ----------
  Gross profit ....................       38,672       43,830         6,667       39,885
OPERATING EXPENSES:
Selling, delivery, general and ....       25,285       28,391         5,236       25,237
administrative expenses
Amortization expenses .............        2,059        2,339           195        2,339
Special charge ....................           70           70            --           --
                                      ----------   ----------    ----------   ----------
                                          27,414       30,800         5,431       27,576
  Income from operations ..........       11,258       13,030         1,236       12,309
INTEREST EXPENSE ..................        6,353        7,870         1,115        7,870
OTHER INCOME, net .................          115          142             5         (288)
                                      ----------   ----------    ----------   ----------
Income before income taxes ........        5,020        5,302           126        4,151
PROVISION FOR INCOME TAXES ........        2,356        2,604           120        2,166
                                      ----------   ----------    ----------   ----------
Net income from continuing
  operations ......................   $    2,664   $    2,698    $        6   $    1,985
                                      ==========   ==========    ==========   ==========

Other Information:
Depreciation  expense .............   $    1,342   $    1,518    $      294   $    1,393
                                      ==========   ==========    ==========   ==========

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

3.   INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following:

                                                  JUNE 30,    DECEMBER 31,
                                                    1999         1998
                                                 --------     ------------
          Raw materials ......................   $ 31,507       $ 27,362
          Work-in-process ....................      5,419          4,129
          Finished goods .....................     21,363         14,686
                                                 --------       --------
                                                   58,289         46,177
          LIFO reserve .......................        882            112
                                                 --------       --------
                                                 $ 59,171       $ 46,289
                                                 ========       ========


4.   NOTES PAYABLE:

Notes payable consisted of the following:

                                                  JUNE 30,    DECEMBER 31,
                                                    1999         1998
                                                 ---------    -----------
          Revolving credit facility ..........   $  13,730     $   4,118
          Term loan B ........................      59,250        74,750
          Term loan C ........................      70,180        70,680
          Senior subordinated notes ..........     175,000        29,070
          Other ..............................         817           609
                                                 ---------     ---------
                                                   318,977       179,227
          Less:
          Unamortized debt discount ..........      (2,632)           --
          Current portion of notes payable ...      (2,216)       (2,209)
                                                 ---------     ---------
            Long-term debt ...................   $ 314,129     $ 177,018
                                                 =========     =========


On May 17, 1999, the Company issued $175,000 of Senior Subordinated Notes (the"Notes") due May 1, 2009. The notes are non-callable for five years, have a 10.50% stated rate paid semi-annually and were issued at a discount of
98.496 to yield 10.75% to maturity. In connection with the issuance of the notes, the Company retired its $29,070 of senior subordinated notes due November 15, 2006 and paid down $15,000 on its Term Loan B. Additionally, approximately $2,180 was paid as a tender premium to retire the notes due November 15, 2006 and $898 of deferred financing fees related to these paydowns were written-off. These amounts are recorded as extraordinary items in the income statement.

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

6.   ACQUISITIONS:

DELTA ASSET PURCHASE:

On January 27, 1999, the Company acquired certain assets of Delta Millwork, Inc., a privately held door pre-hanger located in Orlando, Florida, for approximately $1,746 including fees and other transaction expenses of $146 and $200 to be paid upon the achievement of certain financial targets. The Company financed the acquisition through its revolving credit facility.

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

          Accounts receivable, net..................................... $  1,178
          Inventories..................................................      949
          Prepaid expenses and other current assets....................       40
          Property, plant and equipment, net...........................      137
          Other noncurrent assets......................................        5
          Goodwill.....................................................      154
          Current liabilities..........................................     (717)
                                                                        --------
            Total purchase price....................................... $  1,746
                                                                        ========


HEAT STOCK PURCHASE

         On May 17, 1999, the Company acquired the stock of Heat, Inc. ("Heat"), a privately held vinyl window and door company located in Yakima, Washington and Pittsburgh, Pennsylvania, pursuant to a stock purchase agreement (the "Purchase Agreement"), dated as of April 20, 1999, among Heat, its shareholders and optionholders, H.I.G. Vinyl, Inc., a Cayman Island corporation, H.I.G. Investment Fund, L.P., a Cayman Island limited partnership and H.I.G. Capital Management, Inc., a Delaware corporation. The Company paid $85,000, which included $693 of assumed indebtedness. Additionally, a post closing adjustment of $4,095 was paid on May 17, 1999 related to working capital and cash delivered in excess of the target defined in the Purchase Agreement. The Company financed the acquisition with a portion of the proceeds raised in a $175,000 bond offering (see Note 4).

         The acquisition of Heat has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder allocated to goodwill, which will be amortized over 40 years. The results of operations for the acquired business are included in the Company's consolidated financial statements beginning May 17, 1999. The purchase price allocation, preliminary in nature and subject to change, is as follows:

          Cash.........................................................   $ 1,158
          Accounts receivable, net.....................................     6,540
          Inventories..................................................     7,104
          Prepaid expenses and other current assets....................       983
          Deferred tax assets..........................................     1,094
          Property, plant and equipment, net...........................     8,412
          Other noncurrent assets......................................       824
          Goodwill.....................................................    72,062
          Current liabilities..........................................    (6,845)
          Long-term liabilities........................................      (405)
                                                                          -------
            Total purchase price.......................................   $90,927
                                                                          =======


CHAMPAGNE STOCK PURCHASE:

On May 17, 1999, the Company acquired stock of Champagne Industries, Inc., a privately held vinyl window and door company located in Denver, Colorado, for approximately $3,643, including assumed indebtedness and transaction fees, but excluding $500 to be paid upon the achievement of certain financial targets. The Company financed the acquisition with a portion of the proceeds raised in a $175,000 bond offering (see Note 4).

The acquisition of Champagne Industries, Inc. has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder allocated to goodwill, which will be amortized over 40 years. The results of operations for the acquired business are included in the Company's consolidated financial statements beginning May 17, 1999. The purchase price allocation, preliminary in nature and subject to change, is as follows:

          Cash.........................................................   $   251
          Accounts receivable, net.....................................     1,484
          Inventories..................................................     1,037
          Prepaid expenses and other current assets....................       142
          Property, plant and equipment, net...........................       343
          Other noncurrent assets......................................        27
          Goodwill.....................................................     2,294
          Current liabilities..........................................    (1,416)
          Notes payable................................................       (19)
                                                                          -------
            Total purchase price.......................................   $ 4,143
                                                                          =======

7.   SUBSIDIARY GUARANTORS:

In connection with the issuance of the Notes, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast, ADW-West Coast, ADW-Arizona, Wing, Darby, Darby-South, Heat and Champagne (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of ADW-Northeast, ADW-West Coast, ADW-Arizona and Darby are included since the reverse acquisition on October 2, 1998. The operations of Darby-South are included since the date of acquisition, January 27, 1999, and the operations of Heat and Champagne are included since their date of acquisition, May 17, 1999. The operations of Wing are presented for all periods covered. The balance sheet information includes all subsidiaries as of June 30, 1999 and ADW-Northeast, ADW-West Coast, ADW-Arizona, Wing and Darby as of December 31, 1998. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

Following is summarized combined financial information pertaining to these Subsidiary Guarantors:

                                                    June 30,    December 31,
                                                     1999          1998
                                                   ---------    ----------
   Current assets................................  $  28,977     $  42,887
   Noncurrent assets.............................    198,704       106,684
   Current liabilities...........................     22,116        16,666
   Noncurrent liabilities........................    180,238        76,826

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     1999          1998
                                                   ---------     ---------
   Net sales.....................................  $  61,946     $  32,399
   Gross profit..................................     15,343         6,667
   Net income (loss) from continuing operations..     (2,211)            6

                                                   Six Months Ended June 30,
                                                   -----------------------
                                                     1999          1998
                                                   ---------     ---------
   Net sales.....................................  $ 121,225     $  71,849
   Gross profit..................................     30,944        15,653
   Net income (loss) from continuing operations..     (1,916)          692


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

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the quarter ended June 30, 1999 are not necessarily indicative of results expected for the full year.

Prior to October 2, 1998, the Company's historical financial statements as previously filed with the Securities and Exchange Commission included its operations and the operations of its subsidiaries. On October 2, 1998, pursuant to the Recapitalization, D and W Holdings, Inc. contributed the stock of Wing and Darby to the Company.

As Wing was determined to be the acquiror in a "reverse acquisition", the historical financial statements of the Company (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of income for 1998 only includes the operations of the Company and Darby from October 3, 1998 through December 31, 1998. The statements of income for all periods prior to October 3, 1998 only include the operations and accounts of Wing. Additionally, the operations of Delta Millwork, Inc. (Darby-South) are included since the date of acquisition, January 27, 1999, and the operations of Heat, Inc. and Champagne Industries, Inc. are included since their date of acquisition, May 17, 1999. The June 30, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat and Champagne and each of their respective subsidiaries, while the December 31, 1998 balance sheet includes the accounts of the Company, Wing, Darby and each of their respective subsidiaries.

NET SALES. Net Sales increased by $93,131 from $32,399 during the second quarter of 1998 to $125,530 during the second quarter of 1999 and $160,523 from $71,849 during the first six months of 1998 to $232,372 during the first six months of 1999. The increase was primarily due to a combined increase in net sales from the addition of the Company and Darby in connection with the Recapitalization and the acquisitions of Delta Millwork, Inc., Champagne Industries, Inc. and Heat, Inc.

COST OF GOODS SOLD. Cost of goods sold decreased from 79.4% of net sales during the second quarter of 1998 to 69.2% of net sales during the second quarter of 1999 and from 78.2% of net sales during the first six months of 1998 to 69.5% of net sales during the first six months of 1999. The decrease was due largely to the addition of the Company, Darby and Heat, as these divisions operate at higher gross profit margins than Wing.

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $20,049 from $5,236 (16.2% of net sales during the second quarter of 1998) to $25,285 (20.1% of net sales during the second quarter of 1999) and $36,593 from $11,842 (16.5% of net sales during the first six months of 1998) to $48,435 (20.8% of net sales during the first six months of 1999). The increase was primarily due to the inclusion of selling, delivery, general and administrative expenses of the Company, Darby and Heat. Additionally, delivery and selling expenses increased due to the increase in sales.

AMORTIZATION EXPENSE. Amortization expense increased $1,864 from $195 during the second quarter of 1998 to $2,059 during the second quarter of 1999 and $3,607 from $341 during the first six months of 1998 to $3,948 during the first six months of 1999. The increase was largely due to the amortization of goodwill recorded in connection with the Recapitalization and the acquisitions of Heat and Champagne. In addition, amortization expense increased due to the amortization of capitalized software implementation costs of the Company.

SPECIAL CHARGE. The Company recorded a one-time charge of $1,832 for severance benefits incurred in connection with the separation agreement entered into by the Company and the former President and Chief Executive Officer.

INTEREST EXPENSE. Interest expense increased $5,238 from $1,115 during the second quarter of 1998 to $6,353 during the second quarter of 1999 and $8,592 from $2,107 during the first six months of 1998 to $10,699 during the first six months of 1999. The increase in interest expense was due primarily to an increase in average outstanding debt related to the issuance of Term Loan B and Term Loan C, and the senior subordinated notes assumed in connection with the Recapitalization. Interest expense also increased as of May 17, 1999, as the Company issued $175,000 of senior subordinated notes due May 1, 2009. The notes are non-callable for five years, have a 10.50% stated rate paid semi-annually and were issued at a discount of 98.496 to yield 10.75% to maturity. In addition, interest expense included the amortization of deferred financing costs recorded in connection with the Recapitalization and the discount associated with the $175,000 senior subordinated notes.

INCOME TAXES. The Company's effective tax rate decreased from 95.2% during the second quarter of 1998 to 46.9% during the second quarter of 1999 and increased from 49.4% during the first six months of 1998 to 52.7% during the first six months of 1999 due largely to non-deductible goodwill amortization expense of approximately $1,274 and $2,432, respectively. Excluding non-deductible amortization expense, the Company's effective tax rate would have been approximately 37.4% during the second quarter of 1999 and 37.6% during the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and availability under the Company's Revolving Credit Facility are the Company's principal sources of liquidity. During the first two quarters of 1999, cash was primarily used for increases in working capital, capital expenditures and debt payments. Net cash provided by operating activities was $1,377 during first six months of 1999 ($697 during the second quarter of 1999) compared to cash used in operating activities of $1,923 during the first six months of 1998 ($1,437 used during the second quarter of 1998). The increase in cash provided by operating activities is largely due to an increase in income before depreciation and amortization. Net cash used in investing activities during the first six months of 1999 was $102,177 ($98,814 during the second quarter of 1999) compared to $1,342 during the first six months of 1998 ($712 during the second quarter of 1998). The increase in cash used in investing activities was due primarily to the acquisition of Delta Millwork, Inc. during the first quarter of 1999 and the acquisition of Heat, Inc. and Champagne Industries, Inc. during the second quarter of 1999, as well as the purchase of property, plant and equipment of $6,115 during the first six months of 1999 and $5,056 during the second quarter of 1999. Cash provided by financing activities during the first six months of 1999 was

$100,800 ($98,117 during the second quarter of 1999) compared to $3,369 during the first six months of 1998 ($2,007 during the second quarter of 1998), primarily due to proceeds from the bond offering (see note 4), which was partially offset by payments on existing debt.

OTHER CAPITAL RESOURCES

In connection with the Recapitalization, the Company entered into a Credit Agreement providing for a Revolving Credit Facility in the amount of $30,000. The Revolving Credit Facility was subsequently increased to $40,000 in June 1999. The Revolving Credit Facility has a maturity date of June 30, 2004. At June 30, 1999, the Company had $23,336 of availability under the Revolving Credit Facility, net of borrowings of $13,730 and outstanding letters of credit totaling $2,934, relating to workers' compensation benefits and utility deposits.

CAPITAL EXPENDITURES

The Company had cash capital expenditures of $5,056 during the second quarter of 1999 ($6,115 for the first six months of 1999) compared to $565 during the second quarter of 1998 ($852 during the first six months of 1998). The increase is largely due to capital expenditures at the Company and Wing. The Company expects capital expenditures, including capitalization of software implementation costs (exclusive of acquisitions) in 1999 to be approximately $10,000, however, actual capital requirements may change, particularly as a result of acquisitions the Company may make.

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

The total amount of costs to be incurred by the Company to address these system enhancements is estimated at $1,500. The Company has expensed approximately $1,300 through June 30, 1999.

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

         (b)   Reports on Form 8-K

               On May 4, 1999, in accordance with Items 5 and 7 of Form 8-K, the Company filed a Report on Form 8-K announcing that the Company entered into a stock purchase agreement, dated as of April 20, 1999, among Heat Inc. ("Heat"), its shareholders and optionholders, H.I.G. Vinyl, Inc., H.I.G. Investment Fund, L.P. and H.I.G. Capital Management, Inc. pursuant to which the Company would acquire Heat.

               On June 1, 1999, in accordance with Items 2 and 7 of Form 8-K, the Company filed a Report on Form 8-K announcing the completion of the acquisition of Heat on May 17, 1999. The report also included the stock purchase agreement.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATRIUM COMPANIES, INC.
                                   (Registrant)

Date: August 16, 1999              By: /s/ Jeff L. Hull
      ---------------                  -----------------------------------------
                                           Jeff L. Hull
                                           Executive Vice President,
                                           Chief Financial Officer, Secretary,
                                           Treasurer and Director
                                           (Principal Financial Officer and
                                           Principal Executive Officer)


Date: August 16, 1999              By: /s/ Eric W. Long
      ---------------                  -----------------------------------------
                                           Eric W. Long
                                           Vice President and
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


          Exhibit                 Description
          -------                 -----------

            27                Financial Data Schedule