Form 10-Q
period 1999-09-30
ATRIUM COMPANIES INC
filed 1999-11-15
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

      (MARK ONE)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----    -----

                             ATRIUM COMPANIES, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998......................3

         Consolidated Statements of Income for the Three Months September 30, 1999 and 1998..............4

         Consolidated Statements of Income for the Nine Months September 30, 1999 and 1998...............5

         Consolidated Statements of Comprehensive Income for the Nine Months Ended
         September 30, 1999 and 1998.....................................................................6

         Consolidated Statement of Stockholder's Equity for Nine Months
         Ended September 30, 1999........................................................................7

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998.....................................................................8

         Notes to Consolidated Financial Statements...................................................9-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................15-18

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................19

Items 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K...............................................................19


Signatures..............................................................................................19

Exhibit Index...........................................................................................20


                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       1999              1998
                                                                  ---------------   --------------
                                ASSETS                              (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ..................................     $      --        $      --
     Equity securities - available for sale .....................           147              137
     Accounts receivable, net ...................................        61,348           46,466
     Inventories ................................................        62,677           46,289
     Prepaid expenses and other current assets ..................         5,820            7,756
     Deferred tax asset .........................................         2,343            1,249
                                                                      ---------        ---------
        Total current assets ....................................       132,335          101,897

PROPERTY, PLANT, AND EQUIPMENT, net .............................        42,401           26,760
GOODWILL, net ...................................................       289,166          214,749
DEFERRED FINANCING COSTS, net ...................................        17,012           11,058
OTHER ASSETS ....................................................         5,229            5,405
                                                                      ---------        ---------
        Total assets ............................................     $ 486,143        $ 359,869
                                                                      =========        =========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable ...........................     $   2,216        $   2,209
     Accounts payable ...........................................        33,800           25,353
     Accrued liabilities ........................................        29,811           15,432
                                                                      ---------        ---------
        Total current liabilities ...............................        65,827           42,994

LONG-TERM LIABILITIES:
     Notes payable ..............................................       302,895          177,018
     Deferred tax liability .....................................         1,800                1
     Other long-term liabilities ................................         6,254            6,800
                                                                      ---------        ---------
           Total long-term liabilities ..........................       310,949          183,819
                                                                      ---------        ---------
           Total liabilities ....................................       376,776          226,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Common stock $.01 par value, 3,000 shares authorized,
        100 shares issued and outstanding .......................            --               --
     Paid-in capital ............................................       109,540          134,852
     Retained earnings (accumulated deficit) ....................          (207)          (1,820)



     Accumulated other comprehensive income .....................            34               24
                                                                      ---------        ---------
           Total stockholder's equity ...........................       109,367          133,056
                                                                      ---------        ---------
                 Total liabilities and stockholder's equity .....     $ 486,143        $ 359,869
                                                                      =========        =========


                   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          1999            1998
                                                                       ----------       ---------
NET SALES .......................................................        $133,812        $ 35,038
COST OF GOODS SOLD ..............................................          91,268          27,952
                                                                         --------        --------
    Gross profit ................................................          42,544           7,086

OPERATING EXPENSES:
    Selling, delivery, general and administrative expenses ......          29,763           6,358
    Amortization expense ........................................           2,376             158
    Special charge ..............................................              18              --
    Stock option compensation expense ...........................              --             352
                                                                         --------        --------
                                                                           32,157           6,868
                                                                         --------        --------
         Income from operations .................................          10,387             218


INTEREST EXPENSE ................................................           9,091           1,166
OTHER INCOME, net ...............................................             719               2
                                                                         --------        --------

         Income (loss) before income taxes ......................           2,015            (946)

PROVISION FOR INCOME TAXES ......................................           1,349            (241)
                                                                         --------        --------

NET INCOME (LOSS) ...............................................        $    666        $   (705)
                                                                         ========        ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  1999                1998
                                                                               ---------           ---------
     NET SALES.......................................................          $ 366,184            $ 106,887
     COST OF GOODS SOLD..............................................            252,834               84,148
                                                                               ---------            ---------
         Gross profit................................................            113,350               22,739

     OPERATING EXPENSES:
         Selling, delivery, general and administrative expenses......             78,199               18,201
         Amortization expense........................................              6,324                  499
         Special charge..............................................              1,849                   --
         Stock option compensation expense...........................                 --                  352
                                                                               ---------            ---------
                                                                                  86,372               19,052
                                                                               ---------            ---------
              Income from operations.................................             26,978                3,687

     INTEREST EXPENSE................................................             19,790                3,273
     OTHER INCOME, net...............................................                865                    7
                                                                               ---------            ---------
              Income before income taxes and extraordinary charge....              8,053                  421

     PROVISION FOR INCOME TAXES......................................              4,532                  434
                                                                               ---------            ---------
              Income before extraordinary charge.....................              3,521                  (13)

     EXTRAORDINARY CHARGE ON EARLY RETIREMENT
     OF  DEBT (net of income tax benefit of $1,170)                                1,908                   --
                                                                               ---------            ---------
     NET INCOME (LOSS) ..............................................          $   1,613            $     (13)
                                                                               =========            =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          1999                  1998
                                                                        ---------            ---------
Net income (loss) ...............................................       $   1,613            $     (13)
Other comprehensive income:
    Unrealized gains on securities:
       Unrealized holding gains arising during the period .......              10                   --
                                                                        ---------            ---------
    Comprehensive income (loss) .................................       $   1,623            $     (13)
                                                                        =========            =========


                   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     RETAINED        ACCUMULATED
                                                     COMMON STOCK                     EARNINGS          OTHER             TOTAL
                                                   ---------------     PAID-IN      (ACCUMULATED    COMPREHENSIVE     STOCKHOLDER'S
                                                   SHARES   AMOUNT      CAPITAL       DEFICIT)         INCOME            EQUITY
                                                   ------   ------     ---------    ------------    -------------     -------------
Balance, December 31, 1998 ..................         100   $   --      $ 134,852    $  (1,820)      $      24         $ 133,056
   Other comprehensive income ...............          --       --             --           --              10                10
   Distributions to Atrium Corporation ......          --       --        (25,312)          --              --           (25,312)
   Net income ...............................          --       --             --        1,613              --             1,613
                                                   ------   ------      ---------    ---------       ---------         ---------
Balance, September 30, 1999 .................         100   $   --      $ 109,540    $    (207)      $      34         $ 109,367
                                                   ======   ======      =========    =========       =========         =========


                   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         1999           1998
                                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .........................................................      $   1,613       $     (13)
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Depreciation and amortization ..........................................         10,792           1,240
        Amortization of deferred financing costs ...............................          1,184             366
        Accretion of discount ..................................................             56             240
        Stock option compensation expense ......................................             --             352
        Gain on sale of assets .................................................            (71)             --
        Deferred tax provision .................................................          1,467              --
        Changes in assets and liabilities, net of acquisitions in 1999:
         Accounts receivable, net ..............................................         (5,678)            488
         Inventories ...........................................................         (7,298)         (7,744)
         Prepaid expenses and other current assets .............................          3,100            (156)
         Accounts payable ......................................................          8,561           2,679
         Accrued liabilities ...................................................          9,640             457
                                                                                      ----------      ----------
              Net cash provided by (used in) operating activities ..............         23,366          (2,091)
                                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment ................................        (11,368)         (1,586)
     Proceeds from sale of assets ..............................................             90              --
     Payment for acquisitions, net of cash acquired ............................        (94,709)             --
     Increase in other assets ..................................................         (4,424)           (394)
                                                                                      ----------      ----------
         Net cash used in investing activities .................................       (110,411)         (1,980)
                                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of senior subordinated debt ....................        172,368              --
     Net borrowings under revolving credit facility ............................         (1,118)          6,327
     Payments of senior subordinated notes .....................................        (29,070)             --
     Payments on term loans B and C ............................................        (16,500)             --
     Distributions to Atrium Corporation .......................................        (25,312)             --
     Payment of other notes payable ............................................           (169)         (2,458)
     Payment of other long-term liabilities ....................................         (2,003)            (21)
     Checks drawn in excess of bank balances ...................................         (4,012)             --
     Deferred financing costs ..................................................         (7,139)             --
     Proceeds from exercise of stock options ...................................             --             216
                                                                                      ----------      ----------
         Net cash provided by financing activities .............................         87,045           4,064
                                                                                      ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................             --              (7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................             --              34
                                                                                      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................      $      --       $      27
                                                                                      ==========      ==========
SUPPLEMENTAL DISCLOSURE:

     Cash paid during the period for:
         Interest ..............................................................      $  10,544       $   2,628
         Income taxes, net of refunds ..........................................          1,543             675


                   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

The unaudited consolidated financial statements of Atrium Companies, Inc. (the "Company") for the three months and nine months ended September 30, 1999 and 1998, and financial position as of September 30, 1999 and December 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

As Wing was determined to be the acquiror in a "reverse acquisition", the historical financial statements of the Company (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of income for 1998 only includes the operations of the Company and Darby from October 3, 1998 through December 31, 1998. The statements of income for all periods prior to October 3, 1998 only include the operations and accounts of Wing. Additionally, the operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim-South, collectively "Darby-South") are included since the date of acquisition, January 27, 1999 and the operations of Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") are included since their date of acquisition, May 17, 1999. The September 30, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne and each of their respective subsidiaries, while the December 31, 1998 balance sheet includes the accounts of the Company, Wing, Darby and each of their respective subsidiaries.

The following unaudited pro forma information presents consolidated operating results as though the Recapitalization and the acquisitions of ADW-Arizona (which was acquired March 27, 1998), Darby-South, Heat and Champagne (see
Note 6) had occurred at the beginning of the periods presented:

                                            Nine Months Ended              Nine Months Ended
                                            September 30, 1999            September 30, 1998
                                         ------------------------      -------------------------
                                          Actual        Pro Forma       Actual         Pro Forma
                                         ---------      ---------      ---------       ---------
NET SALES .........................      $ 366,184      $ 394,659      $ 106,887       $ 364,200
COST OF GOODS SOLD ................        252,834        270,923         84,148         249,994
                                         ---------      ---------      ---------       ---------
  Gross profit ....................        113,350        123,736         22,739         114,206

OPERATING EXPENSES:
Selling, delivery, general and
administrative expenses ...........         78,199         88,033         18,201          77,490
Amortization expenses .............          6,324          7,017            499           7,017
Special charge ....................          1,849          1,849            352              --
                                         ---------      ---------      ---------       ---------
                                            86,372         96,899         19,052          84,507
  Income from operations ..........         26,978         26,837          3,687          29,699

INTEREST EXPENSE ..................         19,790         24,344          3,273          24,344

OTHER INCOME, net .................            865            930              7            (213)
                                         ---------      ---------      ---------       ---------
 Income before income taxes .......          8,053          3,423            421           5,142

PROVISION FOR INCOME TAXES ........          4,532          3,156            434           3,810
                                         ---------      ---------      ---------       ---------
  Net income (loss) from
  continuing operations ...........      $   3,521      $     267      $     (13)      $   1,332
                                         =========      =========      =========       =========

Other Information:
Depreciation expense ..............      $   3,843      $   4,382      $     975       $   4,135
                                         =========      =========      =========       =========

                                            Three Months Ended            Three Months Ended
                                            September 30, 1999            September 30, 1998
                                         ------------------------      -------------------------
                                          Actual        Pro Forma       Actual         Pro Forma
                                         ---------      ---------      ---------       ---------
NET SALES .........................      $ 133,812      $ 133,812      $  35,038       $ 127,544

COST OF GOODS SOLD ................         91,268         91,268         27,952          85,809
                                         ---------      ---------      ---------       ---------
  Gross profit ....................         42,544         42,544          7,086          41,735

OPERATING EXPENSES:

Selling, delivery, general and
administrative expenses ...........         29,763         29,763          6,358          27,195

Amortization expenses .............          2,376          2,376            158           2,376

Special charge ....................             18             18            352              --
                                         ---------      ---------      ---------       ---------
                                            32,157         32,157          6,868          29,571
  Income from operations ..........         10,387         10,387            218          12,164

INTEREST EXPENSE ..................          9,091          9,091          1,166           9,091

OTHER INCOME, net .................            719            719              2             (59)
                                         ---------      ---------      ---------       ---------
Income (loss) before income taxes .          2,015          2,015           (946)          3,014

PROVISION FOR INCOME TAXES ........          1,349          1,349           (241)          1,765
                                         ---------      ---------      ---------       ---------
 Net income from continuing
  operations ......................      $     666      $     666      $    (705)      $   1,249
                                         =========      =========      =========       =========

Other Information:

Depreciation  expense .............      $   1,452      $   1,452      $     326       $   1,345
                                         =========      =========      =========       =========


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

3.       INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following:

                                   September 30,       December 31,
                                       1999               1998
                                   -------------       ------------
Raw materials ................      $ 34,382            $ 27,362
Work-in-process ..............         2,847               4,129
Finished goods ...............        24,566              14,686
                                    --------            --------
                                      61,795              46,177
LIFO reserve .................           882                 112
                                    --------            --------
                                    $ 62,677            $ 46,289
                                    ========            ========

4.       NOTES PAYABLE:

Notes payable consisted of the following:

                                            September 30,   December 31,
                                                 1999           1998
                                            -------------   ------------
Revolving credit facility ..............      $   3,000       $   4,118
Term loan B ............................         59,000          74,750
Term loan C ............................         69,930          70,680
Senior subordinated notes ..............        175,000          29,070
Other ..................................            757             609
                                              ---------       ---------
                                                307,687         179,227
Less:
Unamortized debt discount ..............         (2,576)             --
Current portion of notes payable .......         (2,216)         (2,209)
                                              ---------       ---------
   Long-term debt ......................      $ 302,895       $ 177,018
                                              =========       =========


On May 17, 1999, the Company issued $175,000 of Senior Subordinated Notes (the "Notes") due May 1, 2009. The notes are non-callable for five years, have a 10.50% stated rate paid semi-annually and were issued at a discount of
98.496 to yield 10.75% to maturity. In connection with the issuance of the notes, the Company retired its $29,070 of senior subordinated notes due November 15, 2006 and paid down $15,000 on its Term Loan B. Additionally, approximately $2,180 was paid as a tender premium to retire the notes due November 15, 2006 and $898 of deferred financing fees related to these paydowns were written-off. These amounts are recorded as extraordinary items in the income statement.

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

6.       ACQUISITIONS:

DELTA ASSET PURCHASE:

On January 27, 1999, the Company acquired certain assets of Delta Millwork, Inc., a privately held door pre-hanger located in Orlando, Florida, for approximately $1,749 including fees and other transaction expenses of $149 and $200 to be paid upon the achievement of certain financial targets. The Company financed the acquisition through its revolving credit facility.

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

Accounts receivable, net...................................    $ 1,178
Inventories................................................        949
Prepaid expenses and other current assets..................         40
Property, plant and equipment, net.........................        137
Other noncurrent assets....................................          5
Goodwill...................................................        157
Current liabilities........................................       (717)
                                                               -------
      Total purchase price.................................    $ 1,749
                                                               =======


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

Cash........................................................     $ 1,158
Accounts receivable, net....................................       6,540
Inventories.................................................       7,104

Prepaid expenses and other current assets...................         983
Deferred tax assets.........................................       1,094
Property, plant and equipment, net..........................       7,655
Other noncurrent assets.....................................         791
Goodwill....................................................      73,068
Current liabilities.........................................      (6,792)
Long-term liabilities.......................................        (405)
                                                                --------
      Total purchase price..................................    $ 91,196
                                                                ========

CHAMPAGNE STOCK PURCHASE:

On May 17, 1999, the Company acquired stock of Champagne Industries, Inc., a privately held vinyl window and door company located in Denver, Colorado, for approximately $4,565, including assumed indebtedness, transaction fees and $500 to be paid upon the achievement of certain financial targets. The Company financed the acquisition with a portion of the proceeds raised in a $175,000 bond offering (see Note 4).

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

Cash........................................................   $    251
Accounts receivable, net....................................      1,484
Inventories.................................................      1,037
Prepaid expenses and other current assets...................        142
Property, plant and equipment, net..........................        343
Other noncurrent assets.....................................         27
Goodwill....................................................      2,716
Current liabilities.........................................     (1,416)
Notes payable...............................................        (19)
                                                               --------
      Total purchase price..................................   $  4,565
                                                               ========

7.       SUBSIDIARY GUARANTORS:

In connection with the issuance of the Notes, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast, ADW-West Coast, ADW-Arizona, Wing, Darby, Darby-South, Heat and Champagne (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of ADW-Northeast, ADW-West Coast, ADW-Arizona and Darby are included since the reverse acquisition on October 2, 1998. The operations of Darby-South are included since the date of acquisition, January 27, 1999, and the operations of Heat and Champagne are included since their date of acquisition, May 17, 1999. The operations of Wing are presented for all periods covered. The balance sheet information includes all subsidiaries as of September 30, 1999 and ADW-Northeast, ADW-West Coast, ADW-Arizona, Wing and Darby as of December 31, 1998. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

Following is summarized combined financial information pertaining to these Subsidiary Guarantors:

                                                                  September 30,         December 31,
                                                                      1999                  1998
                                                                  --------------        ------------
   Current assets.............................................        $ 45,417             $ 42,887
   Noncurrent assets..........................................         200,218              106,684
   Current liabilities........................................          26,105               16,666
   Noncurrent liabilities.....................................         182,391               76,826

                                                                  Three Months Ended September 30,
                                                                  ----------------------------------
                                                                       1999                 1998
                                                                  --------------        ------------
   Net sales..................................................        $ 80,866             $ 13,192
   Gross profit...............................................          24,562                4,678
   Net income (loss) from continuing operations...............          (1,886)               1,058

                                                                    Nine Months Ended September 30,
                                                                  ----------------------------------
                                                                       1999                 1998
                                                                  --------------        ------------
   Net sales..................................................        $ 202,091            $ 30,232
   Gross profit...............................................           55,506              10,797
   Net income (loss) from continuing operations...............           (3,802)              2,054


The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

8.       DISTRIBUTIONS TO ATRIUM CORPORATION:

In connection with the issuance of the $175,000 of Senior Subordinated Notes in May 1999, the Company utilized $21,500 of the proceeds to pay a distribution to Atrium Corporation. Atrium Corporation, in turn, repaid $21,500 (of which $1,500 represented accretion of discount) of the $45,000 Discount Debentures issued in connection with the October 2, 1998 recapitalization. The Company had previously recorded the $45,000 as a capital contribution, therefore the payment was treated as a return of capital. Additionally, the Company made a payment to Atrium Corporation for the buyback of stock and the exercise of certain options by the former CEO and others. All payments have been reflected in the Consolidated Statement of Stockholder's Equity as a decrease to paid-in capital. The Company has no commitments to make any further distributions to Atrium Corporation, except for amounts required under its tax sharing agreement.

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

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the quarter ended September 30, 1999 are not necessarily indicative of results expected for the full year.

Prior to October 2, 1998, the Company's historical financial statements as previously filed with the Securities and Exchange Commission included its operations and the operations of its subsidiaries. On October 2, 1998, pursuant to the Recapitalization, D and W Holdings, Inc. contributed the stock of Wing and Darby to the Company.

As Wing was determined to be the acquiror in a "reverse acquisition", the historical financial statements of the Company (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of income for 1998 only includes the operations of the Company and Darby from October 3, 1998 through December 31, 1998. The statements of income for all periods prior to October 3, 1998 only include the operations and accounts of Wing. Additionally, the operations of Delta Millwork, Inc. ("Darby-South") are included since the date of acquisition, January 27, 1999, and the operations of Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") are included since their date of acquisition, May 17, 1999. The September 30, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat and Champagne and each of their respective subsidiaries, while the December 31, 1998 balance sheet includes the accounts of the Company, Wing, Darby and each of their respective subsidiaries.

NET SALES. Net Sales increased by $98,774 from $35,038 during the third quarter of 1998 to $133,812 during the third quarter of 1999 and $259,297 from $106,887 during the first nine months of 1998 to $366,184 during the first nine months of 1999. The increase was primarily due to a combined increase in net sales from the addition of the Company and Darby in connection with the Recapitalization and the acquisitions of Darby-South, Heat and Champagne.

COST OF GOODS SOLD. Cost of goods sold decreased from 79.8% of net sales during the third quarter of 1998 to 68.2% of net sales during the third quarter of 1999 and from 78.7% of net sales during the first nine months of 1998 to 69.0% of net sales during the first nine months of 1999. The decrease as a percentage of net sales was due largely to the addition of the Company, Darby and Heat, as these divisions operate at higher gross profit margins than Wing.

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $23,405 from $6,358 (18.1% of net sales during the third quarter of 1998) to $29,763 (22.2% of net sales during the third quarter of 1999) and $59,996 from $18,201 (17.0% of net sales during the first nine months of 1998) to $78,199 (21.4% of net sales during the first nine months of 1999). The increase was primarily due to the inclusion of selling, delivery, general and administrative expenses of the Company, Darby, Darby-South, Heat and Champagne. Additionally, delivery and selling expenses increased due to the increase in sales.

AMORTIZATION EXPENSE. Amortization expense increased $2,218 from $158 during the third quarter of 1998 to $2,376 during the third quarter of 1999 and $5,825 from $499 during the first nine months of 1998 to $6,324 during the first nine months of 1999. The increase was largely due to the amortization of goodwill recorded in connection with the Recapitalization and the acquisitions of Heat and Champagne. In addition, amortization expense increased due to the amortization of capitalized software implementation costs of the Company.

SPECIAL CHARGE. The Company recorded a one-time charge of $1,849 for severance benefits incurred in connection with the separation agreement entered into by the Company and the former President and Chief Executive Officer.

INTEREST EXPENSE. Interest expense increased $7,925 from $1,166 during the third quarter of 1998 to $9,091 during the third quarter of 1999 and $16,517 from $3,273 during the first nine months of 1998 to $19,790 during the first nine months of 1999. The increase in interest expense was due primarily to an increase in average outstanding debt related to the issuance of Term Loan B and Term Loan C, and the senior subordinated notes assumed in connection with the Recapitalization. Interest expense also increased as of May 17, 1999, as the Company issued $175,000 of senior subordinated notes due May 1, 2009. The notes are non-callable for five years, have a 10.50% stated rate paid semi-annually and were issued at a discount of 98.496 to yield 10.75% to maturity. In addition, interest expense included the amortization of deferred financing costs recorded in connection with the Recapitalization and the issuance of $175,000 of senior subordinated notes, and the discount associated with the $175,000 senior subordinated notes.

INCOME TAXES. The Company's effective tax rate was 67.0% during the third quarter of 1999 and 56.3% during the first nine months of 1999 due largely to non-deductible goodwill amortization expense of approximately $1,621 and $4,045, respectively. Excluding non-deduible amortization expense, the Company's effective tax rate would have been approximately 37.1% during the third quarter of 1999 and 37.5% during the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and availability under the Company's Revolving Credit Facility are the Company's principal sources of liquidity. During the first three quarters of 1999, cash was primarily used for increases in working capital, capital expenditures and debt payments. Net cash provided by operating activities was $23,366 during first nine months of 1999 ($21,989 during the third quarter of 1999) compared to cash used in operating activities of $2,091 during the first nine months of 1998 ($168 used during the third quarter of 1998). The increase in cash provided by operating activities is largely due to an increase in income before depreciation and amortization and an increase in current liabilities. Net cash used in investing activities during the first nine months of 1999 was $110,411 ($8,234 during the third quarter of 1999) compared to $1,980 during the first nine months of 1998 ($638 provided during the third quarter of 1998). The increase in cash used in investing activities was due primarily to the acquisition of Delta Millwork, Inc. during the first quarter of 1999, as well as the acquisition of Heat, Inc. and Champagne Industries, Inc. during the second quarter of 1999 and the purchase of property, plant and equipment of $11,368 during the first nine months of 1999 and $5,253 during the third quarter of 1999. Cash provided by financing activities during the first nine months of 1999 was $87,045 ($13,754 during the third quarter of 1999) compared to $4,064 during the first nine months of 1998 ($677 during the third quarter of 1998), primarily due to proceeds from the bond offering (see note 4), which was partially offset by payments on existing debt.

During the first nine months of 1999, the Company made returns of capital to Atrium Corporation totaling $25,312 (refer to Note 8). The funds for the return of capital were obtained from the proceeds of the $175,000 Senior Subordinated Notes. The payment of this distribution to Atrium Corporation reduces the cash available for payments of principal and interest on the Senior Subordinated Debt. The Company has no further commitment to make any further distributions to Atrium Corporation, except for amounts required under its tax sharing agreement.

OTHER CAPITAL RESOURCES

In connection with the Recapitalization, the Company entered into a Credit Agreement providing for a Revolving Credit Facility in the amount of $30,000. The Revolving Credit Facility was subsequently increased to $40,000 in June 1999. The Revolving Credit Facility has a maturity date of September 30, 2004. At September 30, 1999, the Company had $33,741 of availability under the Revolving Credit Facility, net of borrowings of $3,000 and outstanding letters of credit totaling $3,259, relating to workers' compensation benefits and utility deposits.

CAPITAL EXPENDITURES

The Company had cash capital expenditures of $11,368 during the first nine months of 1999 ($5,253 for the third quarter of 1999) compared to $1,586 during the first nine months of 1998 ($548 during the third quarter of 1998). The increase is largely due to capital expenditures at the Company and Wing. The Company expects capital expenditures, including capitalization of software implementation costs (exclusive of acquisitions) in 1999 to be approximately $12,000, however, actual capital requirements may change, particularly as a result of acquisitions the Company may make.

The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependant, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

MARKET RISK

The Company is exposed to market risk from changes in interest rates and commodity pricing. The Company uses derivative financial instruments on a limited basis to hedge economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

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

We have assessed the impact of the Year 2000 problem and have or intend to modify portions of our hardware and software so that our computer systems will function properly with respect to date in the Year 2000 and thereafter. We have reviewed and continue to review each operating unit for the appropriate information system enhancements, with respect to both Year 2000 problems as well as strategic system upgrades.

To achieve our overall operating strategy, we are enhancing our information technology by installing new software to implement a fully integrated manufacturing system for our operating units. This system is intended to be Year 2000 compliant. Each operating unit was prioritized for installation of the system based on any Year 2000 issues, with the final phase of implementation and installation of this system scheduled to be completed during the fourth quarter of 1999. We believe that with this strategy and completed installations, the Year 2000 problem will not pose significant operational problems for us. We cannot assure you, however, that our computer systems, or other companies acquired in the future or the computer systems of other companies with whom we conduct business, will be Year 2000 compliant prior to December 31, 1999 or that the inability of any such systems to process accurately Year 2000 data will not have a material adverse effect on our business, operating results or financial condition.

Additionally, significant suppliers and customers that we believe are critical to our business operations have been contacted to attempt to reasonably ascertain their stage of readiness for Year 2000 compliance. We are in the process of evaluating the Year 2000 issue as it relates to these suppliers and customers. We are also assessing the Year 2000 issue with other third parties on which we rely, including banking institutions. Some of these suppliers, customers and other third parties have informed us that they are already Year 2000 compliant or will be by December 31, 1999. However, we cannot assure you that the systems of all third parties on which we rely will be made compliant in a timely manner. Should one or more of these significant suppliers, customers or other third parties on which we rely fail to become Year 2000 compliant in a timely manner, our business and results of operations could be materially adversely affected.

The total amount of costs to be incurred by the Company to address the Year 2000 issues is estimated at $2,000. The Company has expensed approximately $1,500 through September 30, 1999.

Due to the general uncertainty inherent in the Year 2000 process, a worse case scenario is difficult to determine at this time period. We have not developed a contingency plan to handle a worse case scenario and we do not currently believe that a contingency plan is necessary. We do not, however, anticipate more than temporarily isolated disruptions attributed to Year 2000 issues. If our customers experience Year 2000 issues, our sales levels may be negatively impacted. To the extent our suppliers are unable to deliver products, due to their own Year 2000 issues, this may impact our production cycle and therefore our ability to fulfill sales orders. Although considered unlikely, the failure of public utility companies to provide services such as electricity and telephone service will have a material impact on our business.

NEW ACCOUNTING PRONOUNCEMENT

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

         (b)  Reports on Form 8-K

              On July 30, 1999, the Company filed a Report on Form 8-K/A to amend the Company's Report on Form 8-K dated May 17, 1999 and filed June 1, 199, to include the financial statements and pro forma financial information related to the acquisition of Heat, Inc., required by Item 7 of Form 8-K.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ATRIUM COMPANIES, INC.
                                       (Registrant)

Date: November 14, 1999                By:  /s/ Jeff L. Hull
                                          ---------------------------
                                          Jeff L. Hull
                                          President,
                                          Chief Financial Officer, Treasurer
                                          and Director
                                          (Principal Executive Officer and
                                          Principal Financial Officer)



Date:  November 14, 1999               By:  /s/ Eric W. Long
                                          ---------------------------
                                          Eric W. Long
                                          Vice President and
                                          Corporate Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


          Exhibit                      Description
          -------                      -----------
           27                          Financial Data Schedule