Form 10-K
period 1999-12-31
ATRIUM COMPANIES INC
filed 2000-03-30
CIK 1029336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
   /X/     Annual Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the fiscal year ended
           December 31, 1999.
                                        or
   / /     Transition Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 (No Fee Required) for the transition period from to .

                   Commission File Number 333-20095

-----------------------------------------------------------------------

                        ATRIUM COMPANIES, INC.
        (Exact name of Registrant as specified in its charter)

-----------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 30, 2000, the registrant had 100 shares of Common Stock, par value $.01 per share outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                                 1999 FORM 10-K

                               TABLE OF CONTENTS

 ITEM NO.                           DESCRIPTION                           PAGE
----------                          -----------                           ----

                                       PART I

Item 1.     Business....................................................    3

Item 2.     Properties..................................................   12

Item 3.     Legal Proceedings...........................................   13

Item 4.     Submission of Matters to a Vote of Security Holders.........   13

                                      PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   14

Item 6.     Selected Financial Data.....................................   14

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   15

Item 8.     Financial Statements and Supplementary Data.................   22

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   22

                                      PART III

Item 10.    Directors and Executive Officers of the Registrant..........   23

Item 11.    Executive Compensation......................................   25

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   32

Item 13.    Certain Relationships and Related Transactions..............   33

                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   36

Signatures..............................................................   37

                                     PART I

ITEM 1.  BUSINESS

    THE TERM "COMPANY" REFERS TO ATRIUM COMPANIES, INC. (THE REGISTRANT) AFTER THE RECAPITALIZATION DESCRIBED ON PAGE 10 AND THE REVERSE ACQUISITION OF WING INDUSTRIES, INC. AND ITS PARENT, WING INDUSTRIES HOLDINGS, INC. (TOGETHER "WING"). D AND W HOLDINGS, INC. ("D AND W") IS THE DIRECT PARENT OF ATRIUM CORPORATION ("CORP"), THE DIRECT PARENT OF THE COMPANY. THE TERM "ATRIUM" REFERS TO ATRIUM COMPANIES, INC. (THE PREVIOUS REGISTRANT) PRIOR TO THE RECAPITALIZATION AND REVERSE ACQUISITION OF WING. THE TERM DARBY REFERS TO R.G. DARBY COMPANY, INC., TOTAL TRIM, INC. AND THEIR DIRECT PARENT DOOR
HOLDINGS, INC., AS A COMBINED ENTITY, WHICH ENTITIES WERE CONTRIBUTED TO THE COMPANY AND BECAME SUBSIDIARIES IN CONNECTION WITH THE RECAPITALIZATION.

    ALL REFERENCES TO PRO FORMA ASSUME THAT THE ACQUISITIONS EFFECTED DURING 1999 OF DELTA MILLWORK, INC. ("DARBY-SOUTH"), HEAT, INC. ("HEAT") AND CHAMPAGNE INDUSTRIES, INC. ("CHAMPAGNE") DESCRIBED IN "RECENT DEVELOPMENTS" AND THE "RECAPITALIZATION" EFFECTED IN 1998 DESCRIBED IN "SELECTED FINANCIAL DATA" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OCCURRED ON JANUARY 1, 1998 AND THE FINANCIAL DATA IS THAT OF THE COMPANY, DARBY-SOUTH, HEAT AND CHAMPAGNE FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.

THE COMPANY

    We are one of the largest manufacturers and distributors of residential windows and doors in the United States based on 1999 pro forma net sales. We offer a complete product line including aluminum, vinyl and wood windows and doors to our customers, which include leading national homebuilders and home center retailers such as Del Webb, Centex, The Home Depot and Lowe's. We have grown rapidly through a combination of internal growth and by making complementary acquisitions.

    We were founded in 1948 and have become one of the two largest manufacturers and suppliers of residential non-wood windows and the third largest manufacturer and supplier of residential doors in the United States based on 1999 pro forma net sales. Our portfolio of products includes some of the industry's most recognized brand names including ATRIUM-Registered Trademark- and WING-Registered Trademark-.

    We have 58 manufacturing facilities and distribution centers strategically located in 24 states to service customers on a nationwide basis. We distribute through multiple channels including direct distribution to large homebuilders and independent contractors, one-step distribution through home centers and lumberyards and two-step distribution to wholesalers and dealers who subsequently resell to lumberyards, contractors and retailers. We believe that our multi-channel distribution network allows us to reach the greatest number of end customers and provide nationwide service to those customers.

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

PRODUCTS

    We are one of a few window and door manufacturers that offer a diversified product line that consists of a full range of aluminum and vinyl windows and wood interior, exterior and patio doors. Our full product line allows us to differentiate ourselves from our competition, leverage our distribution system and be well-positioned to benefit from shifts in product preference. As significant regional product preferences exist among aluminum, vinyl and wood, a full product line is important to serve a national customer base effectively. We estimate that approximately 60% of our 1999 pro forma sales were derived from the sale of windows, approximately 37% from the sale of doors, and approximately 3% from the sale of other products and services.

    WINDOWS. Our window products include sliders, double hung, and casement products and are sold under the ATRIUM-Registered Trademark-, CHAMPAGNE-REGISTERED TRADEMARK-, THERMAL-REGISTERED TRADEMARK-, BEST BUILT-REGISTERED TRADEMARK-, KEL-STAR-Registered Trademark- and HR brand names. We sell our windows primarily to building contractors and lumberyards through direct and one-step distribution.

    The demand for our aluminum and vinyl products vary by region:

    - ALUMINUM--Aluminum windows are the product of choice in the southern United States due to the region's warmer weather and more value-conscious customers. Aluminum is the most appropriate fenestration material for the region because it provides less thermal efficiency at a lower cost than either vinyl or wood.

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

    DOORS. We estimate that our revenues from the sale of doors in 1999, represented approximately 6% of the total U.S. door market. We estimate that approximately 90% of our door sales in 1999 were generated from interior doors and 10% from exterior doors. Our door products are sold under the ATRIUM-Registered Trademark-, WING-Registered Trademark- and SUPER MILLWORK-Registered Trademark- brand names. We sell our doors primarily to home center retailers through one-step distribution.

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

    - EXTERIOR DOORS--Our exterior door product offering consists primarily of patio doors and pre-hung wood and steel entry doors.

    We estimate that approximately 45% of our 1999 door sales were generated from the sale of pre-hung doors, 30% from solid wood doors, 10% from hollow core doors and 15% from patio doors. We estimate that approximately 60% of all passage doors sold through home center retailers are sold as pre-hung units, mainly because of the ease of installation for the do-it-yourself consumer. We are one of the few vertically-integrated companies that both manufactures and pre-hangs the doors. We believe that sales of our pre-hung door line will continue to grow and will represent a larger portion of our total door sales in the future.

    OTHER PRODUCTS AND SERVICES. We also manufacture and distribute other products, including cafe doors, shutters, columns, decking products and patio enclosures. We manufacture two types of cafe doors as well as louvered shutters. The shutters can be used both for interior and exterior applications. Columns come in many styles and are purchased from domestic suppliers. The deck & dock products are made of vinyl and serve as an alternative to the more traditional wood counterpart. The enclosures are custom built to any size and are made from aluminum and vinyl product.

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

SALES, MARKETING AND DISTRIBUTION

    One of the key components of our marketing strategy is to capitalize on the complementary nature of our distribution channels. Historically, the majority of our revenues of window business have been derived from sales to remodelers, homebuilders, lumberyards and wholesalers, while through our door business we have targeted principally home center retailers. We continue to broaden our product offerings principally by selling doors to our traditional window customers and windows to our traditional door customers.

    We have a multi-channel distribution network that includes direct, one-step and two-step distribution as well as 32 company-owned distribution centers. Our distribution strategy maximizes our market penetration and reduces reliance upon any one distribution channel for the sale of our products. Furthermore, as a manufacturer and distributor of windows and doors for more than four decades, we have developed long-standing relationships with key distributors in each of our markets. In each instance, we seek to secure the leading distributors in each market. If we cannot secure a top-tier distributor in a desired geographic market, we will consider an acquisition or start up of our own distribution center in such market.

    We also sell to major home center retailers and smaller regional-based retail centers. Although these have become more important to us because they target the repair and remodeling market, they still accounted for less than one-third of our total sales in 1999. One of our goals is to continue to increase our window business' market share in the repair and remodeling market by capitalizing our door business' strong relationship with home center retailers.

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

    To enhance our market coverage and leverage our considerable brand equity, we currently market our windows and patio doors under primarily four brand names, ATRIUM-REGISTERED TRADEMARK-, KEL-STAR-REGISTERED TRADEMARK-, THERMAL-REGISTERED TRADEMARK- and H-R WINDOWS. Due to the fact that we enjoy such significant national name recognition at both the building trade and consumer levels, we decided to bring the product lines of almost all our other brands under the ATRIUM-REGISTERED TRADEMARK- name. We are currently in the process of rolling our CHAMPAGNE-REGISTERED TRADEMARK- and BEST BUILT-REGISTERED TRADEMARK- product lines into the ATRIUM-REGISTERED TRADEMARK- brand. We have completed rolling our SKOTTY and BISHOP product lines, as well as those from the Gentek and Masterview acquisitions in 1997 and 1999, respectively, into the ATRIUM-REGISTERED TRADEMARK- brand. We expect to extend the ATRIUM-REGISTERED TRADEMARK- brand to other products, as well as to appropriate product lines acquired in the future.

    WINDOWS. We market our window products through a sales force consisting of approximately 100 company salaried and commissioned sales representatives and approximately 125 independent commissioned sales representatives. Each of our divisions is supported by a sales manager, direct sales representatives and independent representatives. The sales managers coordinate marketing activities among both company and independent representatives. Our sales representatives focus primarily on direct sales to homebuilders, remodelers and contractors, while independent sales representatives sell to home centers, lumberyards and wholesalers. In general, independent sales representatives carry our window and door products on an exclusive basis, although they may carry other building products from other manufacturers.

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

    For door sales we use an internal sales force. In addition, senior executives are actively involved with both sales and customer service. This group is segregated between national and regional accounts. Approximately 82% of our door business sales are made to national retail home center chains.

    To assist the sales force and provide better service to its customers, we have over 35 merchandising managers. The merchandising managers provide home center retailers with in-store services such as product knowledge seminars, store product resets (to straighten stock and fix displays), sales analysis and in-store merchandising. They also work with the retailers to resolve claims issues and to handle product returns. This is a significant advantage to us, as it is a level of service very few suppliers can offer.

    Our promotional efforts are focused on the home center industry and its customers. We offer cooperative advertising programs to certain of our major customers, which gives us exposure in our customers' local media (e.g., newspaper, radio, television) and thus enabling us to generate sales at individual locations. We also invest in in-store displays showing operating door units and photographs of in-room settings in order to generate sales once customers are in the stores. Product knowledge classes are frequently held to inform store employees about the features and benefits of each product. Award winning packaging and in-store signage are used to further general awareness within the stores. We also offer retailers a video showing how quickly a homeowner can install a bi-fold door using only basic hand tools.

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

    We have been manufacturing products in Texas since 1953 and today have seven primary manufacturing facilities in the state. As home centers, such as The Home Depot and Lowe's, have expanded throughout the country, we have strategically established or acquired twelve new manufacturing operations in Alabama, Ohio, New York, North Carolina, Pennsylvania, Illinois, Colorado, Washington, Florida and Texas in order to serve these customers more efficiently. We believe we are one of the only door suppliers which can service the home centers on a national basis. As the home centers continue to expand into new markets, we expect to open new facilities to serve these regions.

    As part of the integration of Wing and Atrium, the Atrium Wood patio door division has merged its manufacturing, distribution and sales functions with Wing. Due to the fact that both divisions sell over 80% of their products to the Home Centers, significant benefits have been realized from the combination between the sales and distribution functions of Atrium Wood and Wing. Both service the same customers and distribute to the same retail locations.

INDUSTRY OVERVIEW

    In 1999, new construction spending in the United States totaled over $547 billion, of which residential and commercial spending totaled approximately $322 billion and $225 billion, respectively. Within the residential construction market, new construction spending and remodeling and replacement spending totaled approximately $240 billion and approximately $82 billion, respectively. The residential construction market consists of single-family and multi-family housing construction. In 1999, housing starts in the

United States totaled approximately 1.8 million, of which approximately
1.4 million were single-family homes and approximately 0.4 million were multi-family homes. During 1999, approximately 90% of Atrium's window and door sales were to the single-family housing construction market, and the remaining 10% of sales were to the multi-family housing construction market.

    We believe that, in 1999, United States residential window and door expenditures were approximately $13.5 billion, of which new construction and remodel and replacement expenditures represented approximately $5.7 billion and $7.8 billion, respectively.

    The domestic window market has grown to more than approximately
60.6 million in unit sales in 1999, and has generally outpaced the growth in the domestic building materials industry. The residential door market has grown more than approximately 20% in sales over the last five years. According to F.W. Dodge, the U.S. residential door market represents more than 60.4 million units annually.

    WINDOWS. The residential window industry can be divided into two end-use segments: new construction (an estimated 20.6 million windows shipped in 1999) and repair and remodeling (approximately 41.2 million windows sold in 1999). We believe that the repair and remodeling segment will continue to experience strong growth due to the strength of sales of existing homes and the increase in the average age of homes from 23 years to 28 years in the last decade. We believe the expected growth in this segment represents an especially attractive opportunity to leverage existing relationships with the home center retailers. The home center industry is one of the fastest growing retail sectors in the United States. According to the National Home Center News, the U.S. retail home improvement market is expected to grow from $150.0 billion in 1998 to over $170 billion by the year 2000.

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

- WINDOWS--ALUMINUM AND VINYL. Our major competitors for the sale of aluminum windows are Reliant Building Products, Inc. and MI Home Products, Inc. In the vinyl window and door segment, there is no dominant manufacturer that operates on a national basis. Regional manufacturers that compete on a local and regional basis characterize the segment. Historically, demand for vinyl windows and doors has been concentrated in the cooler regions of the United States. Our major competitors for the sale of vinyl windows are SilverLine Building Products, Simonton Windows and Milgard Manufacturing Inc. In addition, we compete with a number of regional manufacturers that sell directly to repair and remodeling contractors.

- PATIO DOORS--WOOD. In the wood patio door segment of the industry, two large manufacturers, Andersen Corporation and Pella Corporation, sell premium products on a national basis. Our wood patio doors are sold at a medium price point and primarily through home centers throughout the United States and direct to builders. We have many competitors at our price point in the wood window and door segment, including Kolbe & Kolbe Millwork Co. Inc. and Hurd Millwork Co. Inc.

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

INFLATION AND RAW MATERIALS

    During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on our results of operations. We purchase raw materials, including aluminum, glass, wood and vinyl, that are subject to fluctuations in price that may not reflect the rate of general inflation. These materials fluctuate in price based on supply and demand. Historically, there have been periods of significant and rapid aluminum and wood price changes, both upward and downward, with a concurrent short-term impact on our operating margins. We historically mitigated the effects of these fluctuations over the long-term by passing through price increases to our customers and through other means. For example, we enter into forward commitments for aluminum billet to hedge against price changes, see the footnotes to our consolidated financial statements for the year ended
December 31, 1999. The primary raw materials used in the production of our windows and doors are readily available and are procured from numerous suppliers. Currently, wood is purchased through multiple sources from around the world, with little dependence on one company or one country.

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

CYCLICALITY

    Demand in the window and door manufacturing and distribution industry is influenced by new home construction activity and the demand for repair and remodeling. For the year ended December 31, 1999, we believe that approximately 42% of our pro forma sales were related to new home construction. Trends in the housing sector directly impact our financial performance. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors, such as inter/intra-state migration of the U.S. population have a direct impact on us. Cyclical declines in new housing starts may adversely impact our business.

EMPLOYEES

    We employ approximately 4,200 persons, of whom approximately 4,120 are employed at our manufacturing facilities and distribution centers and approximately 80 are employed at corporate headquarters. Approximately 1,300 of our hourly employees are covered by collective bargaining agreements. We entered into collective bargaining agreements in 1998 with the United Needle and Industrial Trade Employee Union, SWRJB, ACTWU, AFL-CIO-CLC, covering certain employees at the Atrium Aluminum, H-R Windows, Atrium Wood and Extruders manufacturing facilities. All of these collective bargaining agreements expire in May, 2001. In addition, we have collective bargaining agreements with The Sheet Metal International Association Local Union No. 54, due to expire on September 30, 2001, for our Kel-Star operations and Local Union 2743, Southern Council of Industrial Workers, Chartered By United Brotherhood of Carpenters and Joiners of America, AFL/CIO, due to expire on October 6, 2001, for our

Woodville Extruders operations. There are no union affiliations in connection with any of our other divisions. We believe that our relationship with our employees is good.

BACKLOG AND MATERIAL CUSTOMERS

    We have no material long-term contracts. Orders are generally filled within 5 to 7 days of receipt. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders for our products and is not necessarily indicative of the level of future revenue.

    Our sales to The Home Depot, Inc., a leading home center retailer represented 26% and 42% of our net sales for the years ended December 31, 1999 and 1998, respectively.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    We are subject to numerous federal, state, local and foreign environment statutes and regulations relating to, among other things, air and water quality, the discharge of materials into the environment, the handling and disposal of wastes or otherwise relating to safety, health and protection of the environment issues. We do not expect ongoing compliance with such provisions to have a material impact on our earnings or competitive position in the foreseeable future. Additionally, no significant capital expenditures are anticipated related to ongoing compliance with such provisions. However, the applicable requirements under the law are subject to amendment, and to the imposition of new, other, or additional requirements and to changing interpretations of agencies or courts. We cannot assure that new, other or additional requirements would not be imposed or that expenditures, including material expenditures, would not be required to comply.

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

    Prior to 1993, we received correspondence in which we were named as a potentially responsible party of two Superfund sites, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or comparable state service. In one instance, we have entered into a settlement and in the other instance, the group of potentially responsible parties negotiated a proposed redemption price which was approved by the relevent state agency and is being reviewed by the United States Environmental Protection Agency. Based on the actions to date, and our current insurance coverage, we believe that any liability associated with the Superfund sites does not currently have or will not have a material adverse effect on our financial condition, results of operations or liquidity. However, because CERCLA provides for strict and sometimes joint and several liability, we cannot determine with certainty that the liabilities in question will not result in material expenditures in the future.

THE (RECAPITALIZATION)

    On August 3, 1998, D and W Holdings, Inc. ("Parent or "D and W"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Atrium Corporation ("Corp"), the parent of the Company and securityholders revised therein to acquire all of the outstanding capital stock of Corp for $225.0 million, through a series of transactions (such transactions are referred to as the "Recapitalization") described below. Corp owned 100% of the outstanding capital stock of Atrium prior to the merger. In connection with the merger, GE Investment Private Placement Partners II, a Limited Partnership ("GEIPPPII"), and Ardatrium L.L.C. ("Ardatrium") formed Parent by acquiring all of its outstanding common stock for an aggregate purchase price of $50.0 million. GEIPPPII is a private equity partnership affiliated with GE Investments, a wholly-owned investment management subsidiary of the General Electric Company. Ardatrium is an affiliate of Ardshiel, Inc. ("Ardshiel"), a private equity investment firm based in New York.

    The acquisition of Corp by Parent was effected through the merger on October 2, 1998 of a merger sub, a wholly owned subsidiary of Parent, with and into Corp (the "Merger") pursuant to the terms of the Merger Agreement. Prior to the Merger, Parent contributed $50.0 million to Atrium Corp. in exchange for all of its outstanding common stock. As a result of the Merger, Corp became a direct wholly-owned subsidiary of Parent, and the Company became an indirect wholly-owned subsidiary of Parent.

    In connection with the merger, GEIPPPII and an affiliate of Ardshiel recapitalized Wing and Darby and contributed them to the Company. As a part of the Recapitalization, GEIPPPII and Ardshiel contributed to the Company
$50.0 million from the sale of common stock of the Company's ultimate parent and approximately $52.0 million in the implied asset value of the Wing and Darby businesses.

RECENT DEVELOPMENTS

DELTA ACQUISITION

    On January 27, 1999, the Company acquired certain assets of Delta Millwork, Inc. (subsequently renamed as R.G. Darby Company-South and Total
Trim, Inc.-South, together Darby-South), a privately held door pre-hanger located in Orlando, Florida, for approximately $1,755, including fees and transaction expenses of $155 and $200 to be paid upon the achievement of certain financial targets. The Company financed the acquisition through its revolving credit facility. The results of operations for the acquired business are included in the Company's consolidated financial statements beginning
January 27, 1999.

HEAT ACQUISITION

    On May 17, 1999, the Company acquired Heat, Inc. ("Heat"), a privately held vinyl and door company, and its subsidiaries with operations located in Yakima, Washington (Best Built, Inc.) and Pittsburgh, Pennsylvania (Thermal Industries, Inc.) for approximately $85,000, which included $679 of assumed indebtedness. Additionally, a post closing adjustment of $4,095 was paid on May 17, 1999 related to the working capital and cash delivered in excess of the target defined in the purchase agreement. The Company financed the acquisition with a portion of the proceeds raised from the issuance of $175,000 Senior Subordinated Notes due 2009 offering (see financial statement Note 4). The results of operations for the acquired business are included in the Company's consolidated financial statements beginning May 17, 1999.

CHAMPAGNE ACQUISITION

    On May 17, 1999, the Company acquired Champagne Industries, Inc., a privately held vinyl and door company located in Denver, Colorado for approximately $4,426, including assumed indebtedness, transaction fees and $500 to be paid upon achievement of certain financial targets. The Company financed the acquisition with a portion of the proceeds raised in the $175,000 Senior Subordinated Notes due 2009 offering (see financial statement Note 4). The results of operations for the acquired business are included in the Company's consolidated financial statements beginning May 17, 1999.

ELLISON ACQUISITION

    On March 29, 2000, the Company announced the signing of a definitive purchase and sale agreement to acquire the assets of Ellison Window and Door and the stock of Ellison Extrusion Systems, Inc. (collectively "Ellison") for a combined purchase price of $125,000. The acquisition proceeds include approximately $101,500 of cash, $500 of assumed indebtedness and $23,000 of D and W stock. The cash portion of the acquisition will be funded through a combination of approximately $78,500 of new equity from D and W in the form of common equity and/or preferred stock with the remainder coming from an additional borrowing on the Company's existing Credit Agreement.

TRADEMARKS AND PATENTS

    The Company has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed.

ITEM 2.  PROPERTIES

    Our operations are conducted at the owned or leased facilities described below:

                                                                            CAPACITY
                                                                            (SQUARE)    OWN/
LOCATION                                    PRINCIPAL USE                     FEET      LEASE
--------                   -----------------------------------------------  ---------   -----
Dallas, Texas............  Fabrication of aluminum windows                    186,000   Lease
                           Fabrication of vinyl windows                        90,000   Lease
                           Fabrication of aluminum windows                    266,000   Lease
Irving, Texas............  Fabrication of aluminum windows                    148,600   Own
                           Fabrication of aluminum patio doors                110,000   Own
Greenville, Texas........  Manufacture of solid wood, patio doors, hollow core bi-fold and passage doors and custom
                             doors; pre-hanging                               300,000   Lease
                           Manufacture of solid wood and hollow bi-fold
                             and passage doors; pre-hanging                   180,000   Lease
                           Warehouse facility                                  30,000   Lease
Carrollton, Texas........  Extrusion of vinyl                                  25,200   Lease
Woodville, Texas.........  Extrusion of aluminum                              120,000   Lease
                           Fabrication of aluminum windows and storm doors    180,000   Lease
Wylie, Texas.............  Extrusion of aluminum                              100,000   Lease
Mt.Pleasant, Texas.......  Door component manufacturing                       110,000   Lease
New Braunfels, Texas.....  Distribution of aluminum windows                    10,000   Lease
Allentown,                 Manufacture of hollow core bi-fold and passage
  Pennsylvania...........    doors; pre-hanging warehouse                     105,000   Lease
Las Vegas, Nevada........  Distribution of aluminum windows                    30,400   Lease
Phoenix, Arizona.........  Fabrication of aluminum windows and storm doors    220,000   Lease
Bridgeport,                Fabrication of vinyl windows
  Connecticut............                                                      75,000   Lease
Clinton, Massachusetts...  Fabrication of vinyl windows                        31,000   Own
Farmingdale, New York....  Distribution of vinyl windows                        6,000   Lease
Anaheim, California......  Fabrication of vinyl windows                        80,000   Lease
Salt Lake City, Utah.....  Distribution of vinyl windows                       10,000   Lease
Union City, California...  Distribution of vinyl windows                       10,000   Lease
Portland, Oregon.........  Distribution of vinyl windows                       10,000   Lease
Arlington, Washington....  Distribution of vinyl windows                        3,000   Lease
Yakima, Washington.......  Fabrication of vinyl windows                        58,000   Lease
Colorado Springs,          Distribution of vinyl windows
  Colorado...............                                                      15,000   Lease
Denver, Colorado.........  Fabrication of vinyl windows                       108,000   Lease
Florence, Alabama........  Door pre-hanging; warehouse                         60,000   Lease
Orlando, Florida.........  Door pre-hanging; warehouse                         50,000   Lease
Charlotte, North           Door pre-hanging; warehouse
  Carolina...............                                                      40,000   Lease
Hanover Park, Illinois...  Door pre-hanging; warehouse                         73,000   Lease
Solon, Ohio..............  Door pre-hanging; warehouse                         30,000   Lease
Alsip, Illinois..........  Distribution of vinyl windows                       17,337   Lease
Altoona, Pennsylvania....  Distribution of vinyl windows                        5,000   Lease
Arlington Heights,         Distribution of vinyl windows
  Illinois...............                                                      15,660   Lease
Baltimore, Maryland......  Distribution of vinyl windows                       16,400   Lease

                                                                            CAPACITY
                                                                            (SQUARE)    OWN/
LOCATION                                    PRINCIPAL USE                     FEET      LEASE
--------                   -----------------------------------------------  ---------   -----
Beltsville, Maryland.....  Distribution of vinyl windows                        5,685   Lease
                           Distribution of vinyl windows                        7,540   Lease
Cheektowaga, New York....  Distribution of vinyl windows                       10,000   Lease
Cincinnati, Ohio.........  Distribution of vinyl windows                       10,000   Lease
                           Distribution of vinyl windows                       10,830   Lease
Columbus, Ohio...........  Distribution of vinyl windows                       11,250   Lease
Detroit, Michigan........  Distribution of vinyl windows                        4,800   Lease
East Hartford,             Distribution of vinyl windows
  Connecticut............                                                       5,000   Lease
East Syracuse, New         Distribution of vinyl windows
  York...................                                                       8,250   Lease
Marietta, Georgia........  Distribution of vinyl windows                        7,000   Lease
Mechanicsburg,
  Pennsylvania...........  Distribution of vinyl windows                        3,988   Lease
Murrysville,               Fabrication of vinyl windows
  Pennsylvania...........                                                     166,000   Own
Nashville, Tennessee.....  Distribution of vinyl windows                        5,500   Lease
Philadelphia,              Distribution of vinyl windows
  Pennsylvania...........                                                      17,000   Own
Pittsburgh,                Extrusion of vinyl
  Pennsylvania...........                                                      65,000   Lease
Pittsburgh,                Fabrication of deck/dock product
  Pennsylvania...........                                                      30,000   Lease
Pittsburgh,                Enclosure assembly, showroom, and distribution
  Pennsylvania...........  of vinyl windows                                    33,788   Lease
Richmond, Virginia.......  Distribution of vinyl windows                        5,000   Lease
Spring Hill, Florida.....  Distribution of vinyl windows                       10,000   Lease
St. Louis, Missouri......  Distribution of vinyl windows                       10,100   Lease
Wilmington,                Distribution of vinyl windows
  Massachusetts..........                                                       5,688   Lease

    We maintain our corporate headquarters in Dallas, Texas. The facility provides approximately 17,500 square feet and is leased for a seven-year term expiring in 2004.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The selected income statement data set forth below for the year ended December 31, 1995, the periods ended October 25, 1996 and December 31, 1996 and the years ended December 31, 1997, 1998 and 1999, and the selected balance sheet data at December 31, 1995, 1996, 1997, 1998 and 1999 were derived from the audited consolidated financial statements of Atrium as described further below. The selected historical financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this 10-K.

    Prior to October 2, 1998, Atrium's historical financial statements as filed with the Securities and Exchange Commission included its operations and the operations of its subsidiaries. On October 2, 1998, pursuant to the Recapitalization, D and W contributed the assets of Wing and Darby to the Company.

    As Wing was determined to be the acquiror in the reverse acquisition, the historical financial statements of "Atrium" (the previous registrant) were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of the Company and Darby from October 3, 1998. The statements of operations for the year ended December 31, 1997, only include the operations and accounts of Wing and its predecessor, Wing was acquired by the current controlling shareholders on October 25, 1996. Additionally, the operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim, Inc.-South, together, "Darby-South") are included since the date of acquisition, January 27, 1999 and the operations of Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") are included since their date of acquisition, May 17, 1999. The December 31, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne and each of their respective subsidiaries, while the December 31, 1998 balance sheet includes the accounts of the Company, Wing, Darby and each of their respective subsidiaries.

                                              PREDECESSOR
                                      ---------------------------
                                                        PERIOD         PERIOD
                                       YEAR ENDED        ENDED         ENDED        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                      DECEMBER 31,    OCTOBER 25,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          1995           1996           1996           1997           1998           1999
                                      -------------   -----------   ------------   ------------   ------------   -------------
                                                                       (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Net sales.........................     $68,481        $62,880       $ 13,200       $ 99,059      $ 211,059       $ 498,456
  Income (loss) before income taxes
    and extraordinary charge........         491          1,789            532          1,391         (2,329)         10,795
  Net income (loss).................         279          1,119            303            696         (2,819)          2,218
BALANCE SHEET DATA (END OF PERIOD):
  Total assets......................     $18,515        $19,966       $ 36,404       $ 55,383      $ 359,869       $ 484,136
  Total debt........................       8,522          8,154         20,489         32,238        179,227         316,711
OTHER DATA:
  EBITDA(1).........................     $ 2,374        $ 3,014       $  1,166       $  5,836      $  14,732       $  55,394
  Depreciation and
    amortization(2).................         844            716            260          1,492          7,980          14,189
  Interest expense..................       1,039            509            374          2,953          9,081          28,524
CASH FLOWS PROVIDED BY (USED IN):
  Operating activities..............     $ 3,409        $   664       $  1,112       $  1,148      $ (10,253)          8,835
  Investing activities..............      (1,667)          (934)       (29,265)       (11,763)      (125,184)       (108,480)
  Financing activities..............      (1,876)            69         28,193         10,609        135,403         100,939

------------------------------

(1) EBITDA represents income before interest, income taxes, extraordinary charge, depreciation and amortization, special charges, stock option compensation expense and certain non-recurring expenses related to one-time expenses. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity, it is included herein to provide additional information with respect to the ability of Atrium to meet its future debt service, capital expenditures and working capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Atrium believes EBITDA provides investors and analysts in the building materials industry the necessary information to analyze and compare historical results of Atrium on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, as EBITDA is not defined by GAAP, it may not be calculated or comparable to other similarly titled measures within the building materials industry.

(2) Includes expense related to non cash stock option compensation expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (after the Recapitalization) which appears elsewhere in this 10-K.

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

                      ATRIUM (AFTER THE RECAPITALIZATION)

    Prior to October 2, 1998, Atrium's historical financial statements as filed with the Securities and Exchange Commission included its operations and the operations of its subsidiaries. On October 2, 1998, pursuant to the Recapitalization, D and W contributed the assets of Wing and Darby to the Company.

    As Wing was determined to be the acquiror in the reverse acquisition, the historical financial statements of "Atrium" (the previous registrant) were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of the Company and Darby from October 3, 1998. The statements of operations for the year ended December 31, 1997, only include the operations and accounts of Wing and its predecessor. Wing was acquired by the current controlling shareholders on October 25, 1996. Additionally, the operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim, Inc.-South, collectively, "Darby-South") are included since the date of acquisition, January 27, 1999 and the operations of Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") are included since their date of acquisition, May 17, 1999. The December 31, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne and each of their respective subsidiaries, while the December 31, 1998 balance sheet includes the accounts of the Company, Wing, Darby and each of their respective subsidiaries.

RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENTAGES)

    The following table sets forth for the periods indicated, information derived from the Company's consolidated statements of operations expressed as percentage of net sales.

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
Net sales...................................................   100.0%        100.0%        100.0%
Cost of goods sold..........................................    68.4          75.4          79.0
                                                               -----         -----         -----
Gross profit................................................    31.6          24.6          21.0
Selling, delivery, general and administrative expenses......    21.7          18.8          15.8
Amortization expense........................................     1.7           1.0           0.8
Non cash stock option compensation expense..................     0.1           1.8            --
Special charges.............................................     0.4            --            --
                                                               -----         -----         -----
Income from operations......................................     7.8           2.9           4.4
Interest expense............................................     5.7           4.3           3.0
Other income, net...........................................     0.1           0.3            --
                                                               -----         -----         -----
Income (loss) before income taxes and extraordinary
  charge....................................................     2.2          (1.1)          1.4
Provision (benefit) for income taxes........................     1.3          (0.1)          0.7
                                                               -----         -----         -----
Income (loss) before extraordinary charge...................     0.8          (1.0)          0.7
Extraordinary charge, net of income tax benefit.............     0.4           0.3            --
                                                               -----         -----         -----
Net income (loss)...........................................     0.4%         (1.3)%         0.7%
                                                               =====         =====         =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET SALES. Net sales increased by $287,397 from $211,059 in 1998 to $498,456 in 1999, or approximately 136.2%. Net sales in 1999, increased principally as a result of the Recapitalization and the acquisitions of Darby South, Heat and Champagne, as well as higher sales volume. The Recapitalization contributed an increase of $204,296 from Atrium (previous registrant) and Darby due to increased sales volumes and inclusion for the entire year of 1999, as opposed to the inclusion since the Recapitalization on October 2, 1998. Atrium's (previous registrant) sales volume grew approximately $13,622, or 5.8%. This increase included approximately $18,374 from its aluminum and vinyl window operations, or a 8.7% growth rate, offset by a decline of $4,752, or 22.7% from its wood patio door operations due to the Company's efforts to eliminate less-profitable sales territories. Darby grew $1,782, or 8.4% in 1999. Additionally, the acquisitions of Darby-South, Heat and Champagne increased net sales by $77,628 during 1999. These acquisitions grew $13,021, or 14.1% in 1999. Net sales at Wing increased 3.7% over prior year due to increased sales to the large home center retail chains. Excluding the loss of sales of $4,680 from the bankruptcy of a significant customer (Hechinger), sales would have increased $10,118, or 7.4%.

    COST OF GOODS SOLD. Cost of goods sold decreased from 75.4% of net sales during 1998 to 68.4% of net sales during 1999. The decrease was largely due to the addition of Atrium (previous registrant) and Darby, which operate at higher margins then Wing, since they were included in operations from October 2, 1998. Additionally, the acquisitions of Darby-South, Heat and Champagne improved the percentage as these divisions had a combined cost of goods sold as a percent of net sales of 60.7% and 60.8% in 1999 and 1998, respectively. If Atrium (previous registrant), Darby and the 1999 acquisitions were included for the entire years of 1999 and 1998, cost of goods sold would have been 68.1% and 68.7%, respectively. This improvement was primarily the result of favorable aluminum prices from forward commitments partially offset by slightly higher vinyl and wood prices. In the year 2000, the rising cost of vinyl resin (due to increasing oil prices) and aluminum prices are expected to adversely impact cost of sales percentages. This situation should be mitigated as price increases are implemented over the next several quarters. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $37 lower in 1999, $112 lower in 1998 and $97 higher in 1997. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and, the effects of changes in sales prices, material costs and changes in productivity levels.

    SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $68,026 from $39,754 (18.8% of net sales during 1998) to $107,780 (21.6% of net sales during 1999). The increase was primarily due to the inclusion of Atrium (previous registrant), Darby, Darby-South, Heat and Champagne for a full year during 1999, and an increase in sales volume. If Atrium (previous registrant), Darby and the 1999 acquisitions were included for the entire years of 1999 and 1998, selling, delivery, general and administrative expenses would have been 22.3% of net sales during 1999 and 21.3% of net sales during 1998, with the increase being primarily contributed to Wing.

    Selling expenses increased from 4.4% of net sales during 1998 to 6.2% of net sales during 1999. The increase was primarily due to a 0.8% point increase at Wing and the acquisitions Heat and Champagne, which have higher selling expenses. The increase was partially offset by a 0.3% point decrease in selling expenses as a percent of net sales at the Atrium (previous registrant) due to various cost saving measures which were implemented during 1999. If Atrium (previous registrant), Darby and the 1999 acquisitions were included for the entire years of 1999 and 1998, selling expenses would have been 7.0% and 6.7% of net sales, respectively. The increase over prior year is primarily attributed to increases in salaries of the new merchandising managers at Wing and cooperate advertising allowances at Atrium Wood which are fixed at the beginning of the year and do not vary with sales levels. Due to the elimination of certain sales territories, sales volume declined and a corresponding increase as a percent of sales occurred.

    General and administrative expenses increased from 5.6% of net sales during 1998 to 7.9% of net sales during 1999. The increase was primarily due to a 2.4% point increase at Wing and the acquisitions Darby-South, Heat and Champagne, which have higher general and administrative expenses than Atrium (previous registrant). The increase was partially offset by a 0.6% point decrease in general and administrative expenses as a percent of net sales at Atrium (previous registrant) due to sales volume increases without any incremental fixed costs. If Atrium (previous registrant), Darby and the 1999 acquisitions were included for the entire years of 1999 and 1998, general and administrative expenses would have been 8.1% and 7.4% of net sales, respectively. This increase was primarily attributable to a $750 charge to bad debt expense at Wing related to the bankruptcy of a significant customer (Hechinger).

    Delivery expenses decreased from 8.8% of net sales during 1998 to 7.5% of net sales during 1999. The decrease was primarily due to a 0.8% point decrease at the Atrium (previous registrant) and the acquisitions Darby-South, Heat and Champagne, which have significantly lower delivery expenses than the Company and Wing. If Atrium (previous registrant), Darby and the 1999 acquisitions were included for the entire years of 1999 and 1998, delivery expenses would have increased slightly to 7.3% of net sales during 1999, primarily due increases in fuel cost, and 7.2% of net sales during 1998.

    AMORTIZATION EXPENSE. Amortization expense increased $6,584 from $2,133 during 1998 to $8,717 during 1999. The increase was primarily due to the continued amortization of the goodwill recorded in connection with the Recapitalization and amortization of the new goodwill related to the acquisitions of Darby-South, Heat and Champagne, which was $1,151 during 1999.

    NON CASH STOCK OPTION COMPENSATION EXPENSE. Non cash stock option compensation expense decreased $3,723from $3,851 in 1998 to $128 in 1999. In 1998, compensation expense was recorded for the options issued in connection with the Recapitalization. In 1999, the Company recorded expense related to the Company's variable options, under which expense is recorded as the value of the options appreciate.

    SPECIAL CHARGE. The company recorded a one-time charge of $1,886 for severance benefits and related expenses incurred in connection with the separation agreement entered into by the Company and the former President and Chief Executive Officer.

    INTEREST EXPENSE. Interest expense increased $19,443 from $9,081 during 1998 to $28,524 during 1999. The increase in interest expense was due primarily to an increase in the average outstanding debt related to the $175 million
10 1/2 Senior Subordinated Notes due 2009 issued during the year. Additionally, interest expense included the amortization of the deferred financing costs recorded in connected with the Notes.

    EXTRAORDINARY CHARGE. Extraordinary charge increased from $639 during 1998 to $1,936 during 1999. Extraordinary charge in 1999 consisted of the write-off of deferred financing costs of $896 and the payment of a tender premium of $2,182 in connection with the issuance of the Senior Subordinated Notes, the paydown of Term Loan B and the retirement of the 10 1/2 Senior Subordinated Notes due 2006. This amount is net of income tax benefit of $1,142.

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

    COST OF GOODS SOLD. Cost of goods sold decreased from 79.0% of net sales during 1997 to 75.4% of net sales during 1998. The decrease was due largely to the addition of the Company and Darby in the fourth quarter of 1998, as these divisions operate at higher margins than Wing. Excluding the effects of the change in the LIFO reserve, cost of goods sold would have been 75.5% of net sales in 1998 and 78.9% in 1997.

    SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $24,083 from $15,671 (15.8% of net sales during 1997) to $39,754 (18.8% of net sales during 1998). The increase was primarily due to the inclusion of selling, delivery, general and administrative expenses of Super Millwork for twelve months and the Company and Darby for three months. Additionally, selling and delivery expenses increased due to the increase in net sales. The increase in selling, delivery, general and administrative expenses as a percentage of net sales is due largely to the addition of the Company and Darby, as these expenses represent a greater percentage of net sales at the Company and Darby than Wing.

    AMORTIZATION EXPENSE. Amortization expense increased $1,359 from $774 during 1997 to $2,133 during 1998. The increase was largely due to the amortization of goodwill recorded in connection with the Recapitalization.

    NON CASH STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense increased $3,851 from $0 during 1997 to $3,851 during 1998. Stock option compensation expense consisted of $2,813 representing the difference between the fair market value of common stock of D and W and the exercise price associated with a warrant granted to an executive of the Company in connection with the Recapitalization, charges associated with previously issued stock options at exercise prices below the fair value of the underlying common stock and charges associated with certain variable options.

    INTEREST EXPENSE. Interest expense increased $6,128 from $2,953 during 1997 to $9,081 during 1998. The increase in interest expense was due primarily to an increase in average outstanding debt related to the loans issued and Senior Subordinated Notes due 2006 assumed in connection with the Recapitalization. In addition, interest expense included the amortization of deferred financing costs recorded in connection with the Recapitalization.

    EXTRAORDINARY CHARGE. Extraordinary charge increased $639 from $0 during 1997 to $639 during 1998. Extraordinary charge represents the write-off of certain deferred financing costs incurred in the placement of Wing's debt, which was repaid in connection with the Recapitalization. This amount is net of income tax benefit of $392.

LIQUIDITY AND CAPITAL RESOURCES

    Cash generated from operations and availability under the Revolving Credit Facility ("Revolving Facility") are the Company's principal sources of liquidity. During 1999, cash was primarily used in connection with the acquisitions of Darby-South, Heat and Champagne and for capital expenditures. Net cash provided by operating activities was $8,835 during 1999 compared to cash used in operating activities of $10,253 during 1998. The increase in cash provided by operations was primarily attributable to an increase in net income and an increase in inventories. Cash flows from financing activities decreased from cash provided of $125,184 during 1998 to $108,480 during 1999. The decrease was due primarily to borrowings and contributions from Corp. made in connection with the Recapitalization in 1998.

OTHER CAPITAL RESOURCES

    In connection with the Recapitalization, the Company entered into a Credit Agreement providing for a Revolving Facility in the amount of $30,000, which was increased to $40,000 in June 1999, of which $5,000 is available under a letter of credit sub-facility. The Revolving Facility has a maturity date of June 30, 2004. At December 31, 1999, the Company had $20,096 of availability under the Revolving Facility, net of borrowings of $15,270 and outstanding letters of credit totaling $4,634.

CAPITAL EXPENDITURES

    The Company had net cash capital expenditures of $8,111 during 1999, compared to $2,209 and $1,355 during 1998 and 1997, respectively. The 1998 capital expenditures are exclusive of the Recapitalization. The increase is largely due to the addition of the Company and Darby for the last three months of 1998 and Darby-South, Heat and Champagne during 1999. The Company expects capital expenditures (exclusive of acquisitions) in 2000 to be approximately $11,000, however, actual capital requirements may change, particularly as a result of acquisitions the Company may make. Capital expenditures exclude costs related to the implementation of the Company's new management information system which include internally capitalized costs.

    The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. As of March 30, 2000, the Company had $20,060 available for borrowings under the Revolving Facility, net of borrowings of $15,500 and outstanding letters of credit totaling $4,440.

INFLATION, TRENDS AND GENERAL CONSIDERATIONS

    The Company has evaluated and expects to continue to evaluate possible acquisitions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to acquisition candidates. The Company's performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In the near term, the Company expects to operate in an environment of relatively stable levels of construction and remodeling activity. However, increases in interest rates could have a negative impact on the level of housing construction and remodeling activity. The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter.

MARKET RISK

    The Company is exposed to market risks related to changes in interest rates and commodity pricing. The Company uses derivative financial instruments on a limited basis to hedge economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

INTEREST RATE RISK

    The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates. The Company manages its borrowing exposure to changes in interest rates by utilizing a combination of fixed and variable rate debt instruments. In addition, as of December 31, 1999, the Company hedged its exposure on a portion of its variable rate debt by entering into interest rate swap agreements to lock in a fixed rate. At December 31, 1999, approximately 56% of the carrying values of the Company's long-term debt were either at fixed interest rates or covered by interest rate swap agreements that fixed the interest rates.

    The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rate. The table also presents the notional amount of the swaps and their expected future interest rates. The notional amount is used to calculate the contractual payments to be exchanged. The interest rates are weighted between the various loans based on debt outstanding and are estimated based on implied forward rates using a yield curve at December 31, 1999.

                   EXPECTED MATURITIES (DOLLARS IN THOUSANDS)

                         2000       2001       2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                       --------   --------   --------   --------   --------   ----------   --------   ----------
LIABILITIES
Variable--rate
  debt...............  $17,270     $2,000     $2,000     $2,000     $2,000     $118,430    $143,700    $143,700
Average interest
  rate...............    10.45%     10.74%     10.76%     10.85%     10.95%       11.14%         --          --
INTEREST RATE
  DERIVATIVES
Notional amount......  $   563         --         --         --         --           --    $    563         563
Average pay rate.....     6.50%        --         --         --         --           --          --          --
Average receive
  rate...............     7.06%        --         --         --         --           --          --          --
Notional amount......       --         --         --     $2,498         --           --    $  2,498       2,524
Average pay rate.....     6.25%      6.25%      6.25%      6.25%        --           --          --          --
Average receive
  rate...............     7.06%      7.35%      7.38%      7.47%        --           --          --          --

    At December 31, 1998, long-term debt included variable-rate debt of $149,548, which approximated its fair value, with an average interest rate of 10.6%. The Company also had two interest rate swaps outstanding as follows:

                                                            SWAP #1    SWAP #2
                                                            --------   --------
Notional amount...........................................    $563      $2,498
Fair value................................................     563       2,524
Average pay rate..........................................    6.50%       6.25%
Average receive rate......................................    7.06%       7.31%

COMMODITY PRICING RISK

    The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases onto its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk through purchasing aluminum forward commitments. The following is information related to aluminum forward commitments at December 31, 1999:

FORWARD COMMITMENTS, EXPECTED TO MATURE DURING 2000
Contract volumes:
  Fixed prices..............................................     12,800,000pounds
  Floating prices...........................................     62,013,000pounds
Contract amount.............................................        $10,321
Fair value..................................................        $11,281

YEAR 2000 DISCLOSURE

    The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

    As of March 30, 2000, none of the Company's subsidiaries had experienced any significant Year 2000 related problems. There have been no instances where mission-critical and non-mission-critical systems have failed to perform correctly. However, the Year 2000 issue still poses several potential risks to the Company and its subsidiaries. A number of the Company's customers and suppliers (third parties) utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Company's customers and suppliers, or the businesses on which they depend experience any Year 2000 related computer problems, such third parties' cash flow could be disrupted, adversely affecting their ability to pay the Company, if a customer, or, if a supplier, their ability to pay their suppliers for goods needed to supply the Company. Such disruptions could have adverse affects on the Company and its subsidiaries. The Company assessed its Year 2000 third party exposure through the use of questionnaires and personal interviews during 1999. As of March 30, 2000, the Company was not aware of any supply or credit problems related to the Year 2000 issue.

    Should Year 2000 related problems occur which cause any of the systems of certain third parties upon which the Company and its subsidiaries depends become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed. As of March 30, 2000, the Company had not experienced any disruptions of third party services related to the Year 2000 issue.

    The Company's expenditures for remediation directly related to correcting Year 2000 issues were approximately $2,000, including businesses acquired in 1999. The total expenditures of approximately

$2,000 consisted of approximately $1,500 of IT computer hardware equipment costs and approximately $500 of IT software and non-IT computer hardware expenditures. All of the Company's Year 2000 compliance expenditures have been funded from the Company's operating cash flow.

    The Company's Year 2000 compliance budget does not include significant amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its computer systems. Consequently, the Company's Year 2000 compliance budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

    The Company believes it is not possible to estimate the potential lost revenue due to the remaining potential Year 2000 problems discussed above as the occurrence, extent and longevity of such potential problems cannot be predicted. As of March 30, 2000 the Company believes that it has not experienced any lost revenue related to the Year 2000 issue.

FINANCIAL ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FAS No. 133--Amendment of FAS No. 133" (combined
"SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

    The Company is in the process of quantifying the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table provides information concerning the directors and the executive officers of D and W and its subsidiaries.

NAME                                          AGE                       POSITION
----                                        --------                    --------
Frank E. Sheeder..........................     56      Chief Executive Officer and Director
Jeff L. Hull..............................     34      President, Chief Financial Officer,
                                                       Treasurer and Director
R.L. Gilmer...............................     46      Executive Vice President, Chief Operating
                                                       Officer and Director, Divisional
                                                       President--Wing Industries, Inc.
Louis W. Simi, Jr.........................     59      Executive Vice President of Operations of
                                                       Atrium
Robert E. Burns...........................     34      Sr. Vice President of Operations of Atrium
Cliff Darby...............................     35      Divisional President--R.G. Darby
                                                       Company, Inc. and Total Trim, Inc.
Eric W. Long..............................     31      Vice President, Corporate Controller and
                                                       Secretary
Sam A. Wing, Jr...........................     76      Chairman Emeritus and Director
Daniel T. Morley..........................     47      Chairman of the Board of Directors
James G. Turner...........................     31      Vice President and Director
Roger A. Knight...........................     40      Director
Andreas Hildebrand........................     32      Director
John Deterding............................     68      Director
Nimrod Natan..............................     36      Director

    Frank E. Sheeder joined D and W and Atrium effective March 28, 2000. Prior to joining the Company, Mr. Sheeder served as Chief Operating Officer of Zurn Industries, Inc. from 1995 to 1999. Mr. Sheeder also served as Chief Executive Officer of Eljer Industries, Inc. from 1997 to 1998. Prior to Zurn and Eljer, Mr. Sheeder served in various capacities with GAF Corporation and General Electric.

    Jeff L. Hull has served as President of D and W and Atrium since
August 1999 and as Director since April 1999 and Chief Financial Officer and Treasurer from April 1996. Prior to that, Mr. Hull managed the asset/liability department of AmVestors Financial Corporation (NYSE:AMV) from June 1995. From 1990 to 1995, he was an audit manager with the accounting firm of Deloitte & Touche. Mr. Hull is a certified public accountant.

    R.L. Gilmer has served as Executive Vice President of D and W and Atrium since April 1999 and as the Chief Operating Officer and Director of D and W and Atrium since October 1998. Mr. Gilmer has also served as President of Wing Industries from October 1996. Prior to that, he was Vice President of Wing from July 1993 to October 1996. Mr. Gilmer has served Wing in various capacities since 1986 including as Controller and Manufacturing Manager. Prior to joining Wing, Mr. Gilmer was a certified public accountant with the accounting firm of Arthur Andersen & Co.

    Louis W. Simi, Jr. has served as Executive Vice President since 1993 and General Manager of our Atrium Aluminum division from 1971 to 1998. Mr. Simi also served as Director of Atrium from July 1995 to November 1996. He has served in other capacities with us and our subsidiaries since 1966.

    Robert E. Burns joined Atrium in January 2000 as Senior Vice President of Operations. Prior to that Mr. Burns was Vice President of Operations of Baldwin Hardware, a division of Masco Corp. from March 1996. Prior to joining Masco, Mr. Burns was a management consultant with Universal Scheduling Company for six years.

    Cliff Darby has served as President of Darby since 1993 and has worked for Darby since 1988, overseeing operations and sales for Darby and Total
Trim, Inc.

    Eric W. Long has served as Vice President since April 1999, as Secretary since March 2000 and as Corporate Controller of Atrium since April 1996. Prior to April 1999, Mr. Long served as Assistant Secretary of Atrium from April 1996. From April 1995 to April 1996, Mr. Long was a financial analyst with Applebee's International. From 1991 to 1995, he was with the accounting firm of Deloitte
& Touche L.L.P. Mr. Long is a certified public accountant.

    Sam A. Wing, Jr. has served as Chairman Emeritus and Director of D and W since October 1998. Mr. Wing has served Wing in various capacities since 1946, including as Chairman Emeritus from 1996 until October 1998, as Chairman and Chief Executive Officer of Wing from 1995 until 1996 and as Chairman of Wing from 1994 until 1995. Prior to that, Mr. Wing was Chairman and Chief Executive Officer of Wing from 1969 to 1994.

    Daniel T. Morley has served as Chairman of the Board of Directors of D and W since October 1998. Mr. Morley has served as President of Ardshiel since 1997 and Chairman of WIH since 1996 and Door since January 1998. Mr. Morley also serves as Chairman of Astro Textiles, Inc. and Koala Holdings, Inc, privately held companies.

    James G. Turner has served as Vice President and Director of D and W and Atrium since October 1998. Mr. Turner has served as a Principal of Ardshiel since June 1997. Mr. Turner has also served as a Director of Wing since
October 1997 and Door since December 1997. From March 1994 until June 1997,
Mr. Turner worked as an Associate for Ardshiel. Prior to that, Mr. Turner worked for Chemical Banking Corp. Mr. Turner is also a Director of Avanti
Petroleum, Inc. and several other privately held companies.

    Roger A. Knight has served as a Director of D and W since October 1998. Mr. Knight has served as a Principal of Ardshiel since May 1998. Prior to joining Ardshiel, he was Managing Director and a member of Coopers & Lybrand Securities, Inc., the wholly-owned investment banking subsidiary of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers LLP).

    Andreas Hildebrand has served as a Director of D and W since October 1998. Mr. Hildebrand is Vice President--Private Equities of GE Investments.
Mr. Hildebrand also served as a Director of Wing since October 1997 and of Darby since January 1998. He has served in other capacities with GE Investments during the past five years. Mr. Hildebrand is also a Director of Eagle Family Foods Holdings, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

    COMPENSATION OF NAMED EXECUTIVE OFFICERS. The following table provides certain summary information for each of the years ended December 31, 1997, 1998 and 1999 concerning compensation paid or accrued by us to or on behalf of the Chief Executive Officer and the four other most highly compensated persons functioning effectively as our executive officers whose individual combined salary and bonus exceeded $100,000 during such period (the "Named Executive Officers"):

                                                ANNUAL COMPENSATION             LONG-TERM
                                        ------------------------------------   COMPENSATION
                                                                OTHER ANNUAL    SECURITIES     ALL OTHER
                                         SALARY      BONUS      COMPENSATION    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR       ($)         ($)          ($)(1)        OPTIONS#         ($)
---------------------------  --------   --------   ----------   ------------   ------------   ------------
Jeff L. Hull ..............    1999     $250,000   $  150,000    $       --        425,000     $       --
  President, Chief             1998      155,000      175,000            --      1,183,842             --
  Financial Officer and        1997      120,000       20,000            --          5,000         15,146(2)
  Treasurer

R.L. Gilmer ...............    1999      225,000       83,500            --             --             --
  Executive Vice President,    1998      215,000       56,250            --      1,183,842             --
  Chief Operating Officer      1997      138,679       70,000            --             --             --

Louis W. Simi, Jr. ........    1999      170,000      110,000            --             --             --
  Executive Vice President     1998      170,000      185,000            --        250,000        662,923(3)
  of Operations                1997      125,000      250,690            --             --        106,025(2)

Cliff Darby ...............    1999      156,000      135,000            --             --             --
  Divisional President--       1998      150,000       76,000            --        832,314             --
  R.G. Darby Company, Inc.     1997      150,000       66,000            --             --             --
  and Total Trim, Inc.

*Randall S. Fojtasek ......    1999       87,500            0     1,750,000(4)   5,735,369      3,802,809(4)
  President and Chief          1998      350,000    3,140,000            --             --      2,542,570(3)
  Executive Officer            1997      350,000      125,000            --                       308,928(2)

------------------------

*   Resigned effective March 31, 1999.

   Frank Sheeder joined the Company as Chief Executive Officer effective
    March 28, 2000. Accordingly, no compensation was paid in 1999. See "Employment Agreements."

(1) Perquisites related to automobile and expense allowances are excluded since the aggregated amounts are the lesser of $50,000 or 10% of the total annual salary.

(2) Amounts represent fees received in connection with the termination of the purchase and sale agreement to acquire PlyGem Industries, Inc.

(3) In connection with a change of control transaction, certain members of management were granted options at below fair market prices. Accordingly, compensation expense is being recognized for financial statement purposes. Upon completion of the 1998 Recapitalization and the exercise of these options, the compensatory portion of the options were reflected in the individual's wages and in our financial statements.

(4) In connection with Mr. Fojtasek's resignation in March 1999, he was paid accrued severance of approximately $1.8 million and through the cancellation of warrants an additional $3.8 million was paid to terminate the said warrants.

    OPTION GRANTS DURING 1999. The following table sets forth option grants to the Named Executive Officers during the year ended December 31, 1999.

                                         INDIVIDUAL GRANTS
                        NUMBER OF    --------------------------                POTENTIAL REALIZABLE VALUE AT
                        SECURITIES    % OF TOTAL                               ASSUMED ANNUAL RATES OF STOCK
                        UNDERLYING     OPTIONS                                 PRICE APPRECIATION FOR OPTION
                         OPTIONS      GRANTED TO    EXERCISE OR                           TERM(2)
                         GRANTED     EMPLOYEES IN   BASE PRICE    EXPIRATION   ------------------------------
NAME                       (#)       FISCAL YEAR      ($/SH)         DATE         5%($)             10%($)
----                    ----------   ------------   -----------   ----------   -----------        -----------
Jeff L. Hull..........    200,000         6.7           1.10         7/1/09       145,912            364,049
                          150,000         5.1           1.25        10/1/09       114,282            287,774
                           75,000         2.5            .01        10/1/09        57,141            143,887
R.L. Gilmer...........         --          --             --             --            --                 --
Louis W. Simi, Jr.....         --          --             --             --            --                 --
Cliff Darby...........         --          --             --             --            --                 --
Randall S. Fojtasek...         --          --             --             --            --                 --

------------------------

(1) All options are for the common stock of D and W Holdings, Inc..

(2) The assumed rates are compounded annually for the full terms of the options.

(3) Options vest ratably over the life of the respective employment contract, except for Simi and Darby, which vest ratably over five years and Hull's which vest daily over the life of his employment agreement.

    AGGREGATED OPTION EXERCISES AND FISCAL-YEAR-END OPTION VALUES. The following table sets forth option exercises by the Named Executive Officers and value of in-the-money unexercised options held at December 31, 1999.

                                                            NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED OPTIONS       VALUE OF UNEXERCISED IN-THE-
                          SHARES                                AT FY-END (#)                  MONEY OPTIONS AT FY-END
                       ACQUIRED ON        VALUE       ---------------------------------   ---------------------------------
NAME                   EXERCISE (#)    REALIZED($)    EXERCISABLE(1)   UNEXERCISABLE(1)   EXERCISABLE(2)   UNEXERCISABLE(2)
----                   ------------   -------------   --------------   ----------------   --------------   ----------------
Jeff L. Hull.........         --      $       --         688,136         1,045,706           $359,876          $214,084
R.L. Gilmer..........         --              --         835,643           887,882            405,338           221,970
Louis W. Simi, Jr....         --              --         312,500           187,500            325,625            46,875
Cliff Darby..........         --              --         393,997           904,518             43,003           115,138
Randall S. Fojtasek..  5,735,369(3)    3,802,809(3)           --                --                 --                --

------------------------

(1) Represents options held by the named individual to purchase common stock of D and W Holdings, Inc.

(2) Based on the fair market value of the option shares at fiscal year end ($1.25 per share) less the exercise price per share payable for such shares.

(3) Represents shares underlying warrants to purchase common stock of D and W Holdings, Inc. that were canceled and retired, upon Mr. Fojtasek's resignation.

1998 STOCK OPTION PLAN

    In connection with the 1998 Recapitalization, the Board of Directors and stockholders of D and W adopted the D and W Holdings, Inc. 1998 Stock Option Plan (the "1998 Plan") providing for the grant of options to purchase common stock of D and W to key employees and eligible non-employees of D and W and its subsidiaries. The 1998 Plan originally provided for the grant of options to purchase up to 11,991,142 shares of D and W common stock. Upon consummation of the acquisitions of Heat, Inc. and Champagne Industries, Inc., the 1998 Plan was amended to increase the number of options to 14,991,142.

After the acquisitions and 1999 grants, 3,817,142 shares of D and W common stock were reserved for future grants under the 1998 Plan. The 1998 Plan is administered by the compensation committee of the Board of Directors of D and W.

    The 1998 Plan provides that options may be granted in the form of incentive options qualified for favorable tax treatment under Section 422 of the Internal Revenue Code or in the form of non-qualified options, which do not qualify under
Section 422. All options granted are non-qualified options. Unless otherwise provided by the compensation committee, options granted under the 1998 Plan generally have a term of ten (10) years from the date of grant and vest in equal installments annually over three to five years dependent on continued employment. No option is exercisable until it has vested. Options granted upon consummation of the 1998 Recapitalization in exchange for outstanding options of Darby and Wing continue to vest on the schedule applicable to the exchanged options. Of such options, options to purchase 371,138 shares of D and W common stock were fully vested upon grant. Of the options granted in connection with the 1998 Recapitalization, options to purchase 993,115 shares of D and W common stock will vest only in connection with a value event, defined as:

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

    Options are nontransferable other than in accordance with the laws of descent and distribution. Unvested options will expire, unless otherwise provided by the compensation committee, upon the optionee's death, disability or termination of employment for any reason. Upon an optionee's death or disability the optionee or his or her representative or heir will have the right to exercise the vested portion of any options. Upon termination for cause or voluntary termination by the optionee without good reason all vested options will automatically expire. Upon termination of employment for any other reason, including retirement or termination without cause, the optionee will have the right to exercise the vested portion of any option. Also, upon termination of an optionee's employment for any reason, D and W will have the right to purchase outstanding options and any shares of D and W common stock held by the optionee as a result of the exercise of an option.

REPLACEMENT STOCK OPTION PLAN

    In addition to the 1998 Plan, D and W adopted the D and W Holdings, Inc. Replacement Stock Option Plan (the "Replacement Plan") to govern the terms of certain options to purchase D and W common stock which were granted in replacement of outstanding options of Atrium Corp. in connection with the 1998 Recapitalization. Under the Replacement Plan, options to purchase an aggregate of 1,575,000 shares of D and W common stock were granted in exchange for outstanding options of Atrium Corp. which were not cashed out in the 1998 Recapitalization. In connection with the acquisitions of Heat, Inc. and Champagne Industries, Inc., the Replacement Plan was amended increased the number of shares available to 2,575,000. The options granted pursuant to the Replacement Plan vest ratably over periods ranging from three to five years on each anniversary date of the grant. The replacement options have exercise prices ranging from $0.01 to $0.16 per share. As of December 31, 1999, 374,469 shares of D and W common stock were reserved for future grants under the Replacement Plan.

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

BONUS PLAN

    We maintain a bonus plan providing for annual bonus awards to certain key employees. Such bonus amounts are based on the Company and its divisions meeting certain performance goals established by our board of directors.

OTHER BENEFIT PROGRAMS

    Our executive officers also participate in other employee benefit programs including health and dental insurance, group life insurance, long-term and short-term disability, and a savings and supplemental retirement plan (the "401(k) Plan") on the same basis as our other employees.

EMPLOYMENT AGREEMENTS

    Mr. Sheeder has entered into an employment agreement with D and W pursuant to which he serves as Chief Executive Officer of D and W. Mr. Sheeder's employment agreement has a four-year term, commencing March 28, 2000. Under the terms of Mr. Sheeder's employment agreement, he is entitled to receive an annual base salary of $325,000, subject to increase at the discretion of the Board of Directors. The agreement provides that Mr. Sheeder may receive an annual performance bonus of up to $325,000;

    - 75% of which will be payable contingent on achievement of D and W's EBITDA plan,

    - 25% of which will be payable contingent on achievement of management's objectives set by the Board of Directors.

    Pursuant to the agreement, Mr. Sheeder has received options to purchase 2,500,000 shares of D and W common stock pursuant to the stock option plan. 1,000,000 shares have a strike price of $1.25 and the remaining
1,500,000 shares have a strike price of $1.50. The options will vest annually in equal installments over four years from the date of grant. The agreement also provides that in the event Mr. Sheeder is terminated by D and W without cause, or terminates his employment for good reason, D and W will pay to Mr. Sheeder a payment

    - in a lump sum, an amount equal to the sum of his annual base salary earned or accrued through the termination date, reimbursement of his reasonable and necessary expenses, any unpaid accrued vacation pay and any amount arising from his benefits to be received pursuant to D and W's investment plans, plus

    - equal to a prorated portion of his incentive bonus, plus

    - equal to one-twelfth of his annual base salary on the date of termination together with 80% of his maximum incentive bonus for each month during a period of twenty-four months following the date of his termination.

    Such payments would also be made if Mr. Sheeder's employment is terminated by D and W in connection with a change of control of D and W, as defined in the agreement. Pursuant to the agreement, Mr. Sheeder agrees not to compete with D and W and its subsidiaries until (i) one year following termination by D and W for cause or due to disability or as a result of termination initiated by him without good reason, or (ii) the last day of any period he is receiving severance payments upon termination by D and W without cause or upon a change of control, or as a result of termination initiated by him with good reason.

    Mr. Hull has entered into an employment agreement with D and W pursuant to which he serves as President and Chief Financial Officer of D and W. Mr. Hull's employment agreement has a three-year term, commencing in October 1999. Under the terms of Mr. Hull's employment agreement, he is entitled to receive an annual base salary of $250,000, subject to increase at the discretion of the Board of Directors. The agreement provides that Mr. Hull may receive an annual performance bonus of up to $150,000;

    - 50% of which will be payable contingent on achievement of D and W's EBITDA plan,

    - 50% of which will be payable contingent on achievement of management's objectives set by the Board of Directors.

    Pursuant to the agreement, Mr. Hull has received options to purchase 1,733,842 shares of D and W common stock pursuant to the stock option plan. The options have various exercise prices ranging from $.01 to $1.25 per share, subject to adjustment under the stock option plan, and will vest daily over three and four years from the date of grant. The agreement also provides that in the event Mr. Hull is terminated by D and W without cause, or terminates his employment for good reason, D and W will pay to Mr. Hull a payment

    - in a lump sum, an amount equal to the sum of his annual base salary earned or accrued through the termination date, reimbursement of his reasonable and necessary expenses, any unpaid accrued vacation pay and any amount arising from his benefits to be received pursuant to D and W's investment plans, plus

    - equal to a prorated portion of his incentive bonus, plus

    - equal to one-twelfth of his annual base salary on the date of termination together with 80% of his maximum incentive bonus for each month during a period of twenty-four months following the date of his termination.

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

    Pursuant to the agreement, Mr. Gilmer received options to purchase 1,723,524 shares of D and W common stock with exercise prices ranging from $.01 to $1.56. These options vest annually in equal installments over 3 to 4 years. The agreement also provides that, in the event Mr. Gilmer is terminated by D and W without cause, or terminates his employment for good reason, D and W will pay to Mr. Gilmer a payment

    - in a lump sum, an amount equal to the sum of his annual base salary earned or accrued through the termination date, reimbursement of his reasonable and necessary expenses, any unpaid accrued vacation pay and any amount arising from his benefits to be received pursuant to Holdings' investment plans, plus

    - an amount equal to a prorated portion of his incentive bonus, plus

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

    We entered into an employment agreement with Mr. Simi on January 1, 1998. The compensation provided to Mr. Simi includes an annual base salary of $170,000, subject to increases at the discretion of the Board of Directors. Additionally, Mr. Simi is eligible for an incentive bonus based on certain performance targets.

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

TERMINATION AGREEMENTS

    On April 9, 1999, Randall S. Fojtasek, President and Chief Executive Officer and Director of D and W, entered into an agreement and release with D and W, Corp., the Company and certain subsidiaries of the Company parties thereto (collectively, the Company"), Ardshiel, GE Investment Management Incorporated and GEIPPPII whereby Mr. Fojtasek resigned as officer and director of the Company, effective as of March 31, 1999.

    Pursuant to the agreement and release, the Company agreed to make certain severance benefits payments to Mr. Fojtasek in connection with his resignation, including a payment (i) in a lump sum of $1,625, (ii) in a lump sum, an amount equal to the amount of Mr. Fojtasek's annual base salary accrued through the termination date, reimbursement of his reasonable and necessary expenses, and unpaid and accrued vacation pay and (iii) of an accrued investments arising from Mr. Fojtasek's benefits to be received pursuant to D and W's investment plans. Mr. Fojtasek agreed not to compete with the Company for a period of three years from the termination date.

    In addition, in connection with his resignation, Mr. Fojtasek entered into a warrant purchase agreement with D and W, Ardshiel, GE Investment Management Incorporated and GEIPPPII, dated as of June 1999, pursuant to which D and W repurchased from Mr. Fojtasek (i) a warrant, dated as of October 2, 1998, to purchase 4,735,369 shares of D and W common stock and (ii) a warrant, dated as of October 2, 1998, to purchase 1,000,000 D and W common stock, for the aggregate purchase price of $3,803.

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

    EXECUTIVE COMMITTEE

    James G. Turner, Roger A. Knight, Andreas Hildebrand, R.L. Gilmer and Jeff
    L. Hull serve as our executive committee.

    NON-EMPLOYEE DIRECTOR COMPENSATION

    Any member of our board of directors who is not an officer or employee does not receive compensation for serving on our board of directors. We may compensate non-employee directors not affiliated with GEIPPPII or Ardshiel in the future for their service on our board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We are a wholly-owned subsidiary of Atrium Corporation, which in turn is a wholly-owned subsidiary of D and W Holdings, Inc. The following table sets forth certain information regarding the beneficial ownership of D and W common stock as of March 30, 2000, by each person who owns beneficially more than 5% of the outstanding common stock of D and W and by the directors and certain executive officers of D and W. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock of D and W.

NAME                                                          NUMBER OF SHARES   PERCENTAGE
----                                                          ----------------   ----------
GE Investment Private Placement Partners II, a Limited
  Partnership...............................................   92,970,561           95.2%
  3003 Summer Street
  Stamford, CT 06984-7900
Ardshiel, Inc...............................................    5,776,282(1)         5.9%
  230 Park Avenue, Suite 2527
  New York, NY 10169
Jeff L. Hull................................................      858,839(2)        *
R.L. Gilmer.................................................    1,171,509(2)         1.2%
Louis W. Simi, Jr...........................................      312,500(2)        *
Cliff Darby.................................................    1,730,621(2)         1.8%
Sam A. Wing, Jr.............................................           --             --
Daniel T. Morley............................................    5,776,282(3)         5.9%
James G. Turner.............................................           --             --
Roger A. Knight.............................................           --             --
Andreas Hildebrand..........................................           --             --
John Deterding..............................................           --             --
Nimrod Natan................................................           --             --
All directors and executive officers as a group
  (13 persons):.............................................   11,523,487           11.7%

------------------------

*   less than 1%.

(1) Includes (i) 1,040,748 shares of D and W common stock issuable upon exercise of warrants that are currently exercisable; (ii) 1,819,033 shares of D and W common stock held by Ardatrium L.L.C., Arddoor L.L.C., Ardwing L.L.C. and Wing Partners, which are under common control with Ardshiel, and
    (iii) 2,916,501 shares of Holdings common stock held by certain other stockholders of D and W who have granted proxies to Ardshiel or its affiliates to vote their shares.

(2) Includes 858,839, 835,643 312,500 and 671,468 shares of D and W common stock issuable upon exercise of options granted to Messrs. Hull, Gilmer, Simi and Darby, respectively. Such options are exercisable within 60 days.

(3) Represents shares beneficially owned by Ardshiel and its affiliates.
    Mr. Morley is the President and a stockholder of Ardshiel and a managing member of Arddoor L.L.C., Ardatrium L.L.C. and Ardwing L.L.C., the general partner of Wing Partners. Accordingly, Mr. Morley may be deemed to be the beneficial owner of these shares. Mr. Morley disclaims beneficial ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE STOCKHOLDERS AGREEMENT

    GEIPPPII, Ardshiel, and certain other stockholders of D and W (collectively, the "Major Stockholders"), have entered into a stockholders agreement, dated as of October 2, 1998, which affects their relative rights as stockholders of D and W.

    Pursuant to the stockholders agreement, the Major Stockholders have agreed that the authorized number of directors of D and W shall consist of up to nine directors. GEIPPPII, so long as it is a stockholder, shall have the right to designate one director in the event there are less then seven directors, and two directors in the event the Board of Directors consists of seven or more members. Ardshiel and its affiliates, shall be entitled to designate up to six directors.

    Subject to certain exceptions, each of the Major Stockholders other than GEIPPPII has agreed not to sell, transfer or otherwise dispose of such stockholder's equity securities of D and W and an affiliate of Ardshiel has agreed not to sell, transfer or otherwise dispose of its Discount Debentures. In the event that GEIPPPII intends to transfer its equity securities or Discount Debentures, each of the other Major Stockholders or holders of Discount Debentures, will be entitled to purchase a pro rata portion of the equity securities or Discount Debentures held by such Major Stockholder or holder of Discount Debentures. In the event such sale, transfer or disposition by GEIPPPII occurs at any time following the fourth anniversary of the stockholders agreement, the other stockholders or holders of Discount Debentures, upon notice by GEIPPPII, will be obligated to sell all of their equity securities and/or all of their Discount Debentures to the proposed transferee. Subject to certain conditions, Ardshiel and its affiliates, may require that GEIPPPII, at Ardshiel's or any of its affiliate's option, (i) sell or otherwise dispose of its equity securities and Discount Debentures, in an arm's length transaction to any person or persons who are not affiliates of Ardshiel or (ii) purchase all of the other Major Stockholders' equity securities and Discount Debentures for a purchase price provided in the stockholders agreement. In addition, subject to certain exceptions, GEIPPPII and/or D and W have the right to purchase from any selling Major Stockholder any or all equity securities proposed to be sold to a third party by such selling Major Stockholder.

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

MANAGEMENT AGREEMENT

    We are a party to a management agreement dated October 2, 1998, which was amended on May 17, 1999, with D and W, Atrium Corp. and Ardshiel. Pursuant to the management agreement, Ardshiel provides advice to D and W and its subsidiaries with respect to business strategy, operations and budgeting and financial controls in exchange for an annual fee of $1.8 million plus expenses. The Company paid $1.9 million under this agreement in 1999. Additionally, the management agreement provides that, prior to engaging another financial advisor D and W or its subsidiary must offer Ardshiel the opportunity to perform investment banking services in connection with a sale or purchase of a business or any financing. Ardshiel has the right to receive a closing fee for any such services which shall not be greater than 2% of the total purchase or sale price for such business and will be payable upon consummation of such sale or such purchase. The consent of GEIPPPII is required prior to the payment by D and W or any of its subsidiaries of any closing fees to Ardshiel where D and W or any of its subsidiaries is paying similar fees to other entities for similar services. D and W paid a closing fee of approximately $1.4 million upon the acquisitions of Delta Millwork, Inc., Heat, Inc. and Champagne Industries, Inc. and paid Ardshiel's expenses in connection therewith. The management agreement will remain in effect until October 2, 2008 and will be automatically renewed for one-year periods unless either party gives written notice to the contrary at least thirty days prior to the expiration of the initial or any extended term of the agreement.

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

    In addition, the buy-sell agreements entered into with Messrs. Gilmer and Darby provide that the manager will have the right to require D and W to repurchase his shares if he is terminated for any reason other than for cause and D and W does not exercise its right to purchase the shares.

THE DISCOUNT DEBENTURES

    In 1998, Atrium Corp. issued $80.6 million aggregate principal amount at maturity of its Discount Debentures to GEIPPPII and an affiliate of Ardshiel (representing $45.0 million in gross proceeds to Atrium Corp.), to fund a portion of the 1998 Recapitalization.

    D and W has agreed to cause

    - us to make dividend payments to Atrium Corp. to enable it to make interest and principal payments on, or to repurchase, redeem or prepay, the Discount Debentures, to the extent we have funds legally available for the payment of such dividends and we are not prohibited from making such dividend payments by the terms of any contract to which we are a party (including, without limitation, the indenture relating to the Credit Facility). Presently, the Credit Facility restricts the Company's ability to pay dividends and

    - Atrium Corp., to the extent Atrium Corp. is not prohibited from doing so by the terms of any contract to which it or D and W is a party, to pay interest and principal on, or to repurchase, redeem or repay, the Discount Debentures from the proceeds of any such dividend payment.

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

    On May 17, 1999, in connection with the issuance of the $175,000 of 10 1/2% Senior Subordinated Notes due 2009, we utilized $21,500 of the net proceeds from the issuance to pay a distribution to Atrium Corp. Atrium Corporation, in turn, repaid $21,500 (of which $1,500 represented accretion of discount) of the $45,000 Discount Debentures issued in connection with the October 2, 1998 Recapitalization.

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

FACILITY LEASES

    On July 3, 1995, Fojtasek Industrial Properties, Ltd., a limited partnership in which Randall S. Fojtasek, the former President and Chief Executive Officer, owned an equity interest of approximately 10.2%, executed leases with us with respect to our Atrium Wood, Atrium Vinyl and our H-R Windows division facilities. Both leases were absolute net leases. These leases were extended on October 1, 1997 for a period of ten years, expiring on July 1, 2008. The amounts paid under these two leases totaled $1,323, $1,245, and $753 in 1999, 1998 and 1997, respectively. In November 1999, these facilities were sold to an unaffiliated third-party. In connection with this sale, we negotiated a new lease and terminated the lease with Fojtasek Industrial Properties, Ltd. Additionally, Fojtasek Interests, a Texas corporation, in which Mr. Fojtasek owns an interest, subleases approximately 1,500 square feet of office space at our corporate headquarters. Amounts paid to us under this lease in 1999 were $15. This sublease was terminated in September 1999.

    Darby is a party to a facilities lease agreement with R.G. Darby, a former stockholder of Darby and the father of Cliff Darby, Divisional President of Darby. Pursuant to the terms of the lease, Darby pays rent to Mr. Darby monthly, adjusted annually for inflation. The term of the lease is fifteen years with three extension terms of five years each. Rent expense paid to Mr. Darby in 1999 and 1998 was approximately $186 and $144, respectively.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are included in this report.

    (1) FINANCIAL STATEMENTS:

       The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

    (2) FINANCIAL STATEMENT SCHEDULES:

       The financial statement schedule II is presented.

    (3) EXHIBITS

       The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page E-1 of this report.

(b) REPORTS ON FORM 8-K

       The following reports on Form 8-K were filed by the Registrant during the fourth quarter:

           None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                                                       By:               /s/ JEFF L. HULL
                                                            -----------------------------------------
                                                                           Jeff L. Hull
                                                               PRESIDENT, CHIEF FINANCIAL OFFICER,
                                                                      TREASURER AND DIRECTOR

Date: April 15, 1999

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                 CAPACITY                   DATE
                      ---------                                 --------                   ----
                                                       President, Chief Financial
                                                         Officer, Treasurer and
                  /s/ JEFF L. HULL                       Director (Principal
     -------------------------------------------         Executive Officer and        March 30, 2000
                    Jeff L. Hull                         Principal Financial
                                                         Officer)

                                                       Vice President, Corporate
                          *                              Controller and Secretary
     -------------------------------------------         (Principal Accounting        March 30, 2000
                    Eric W. Long                         Officer)

                          *
     -------------------------------------------       Director                       March 30, 2000
                     R.L. Gilmer

                          *
     -------------------------------------------       Director                       March 30, 2000
                   Daniel T Morley

                          *
     -------------------------------------------       Director                       March 30, 2000
                   Roger A. Knight

                          *
     -------------------------------------------       Director                       March 30, 2000
                  Sam A. Wing, Jr.

                          *
     -------------------------------------------       Director                       March 30, 2000
                   James G. Turner

                      SIGNATURE                                 CAPACITY                   DATE
                      ---------                                 --------                   ----

                          *
     -------------------------------------------       Director                       March 30, 2000
                    Nimrod Natan

                          *
     -------------------------------------------       Director                       March 30, 2000
                   John Deterding

                          *
     -------------------------------------------       Director                       March 30, 2000
                 Andreas Hildebrand

    Jeff L. Hull, by signing his name hereto, signs and executes this document on behalf of each of the above-named officers and directors of Atrium
Companies, Inc. on the 30th day of March 2000, pursuant to powers of attorney executed on behalf of each of such officers and directors, and contemporaneously filed hereunto with the Securities and Exchange Commission.

*By:                    /s/ JEFF L. HULL
             --------------------------------------
                          Jeff L. Hull
                        ATTORNEY-IN-FACT

Date: March 30, 2000

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
ATRIUM COMPANIES, INC.
Report of Independent Accountants...........................     F-2
  Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................     F-3
  Consolidated Statements of Operations for the year ended
    December 31, 1999, 1998 and 1997........................     F-4
  Consolidated Statements of Stockholders' Equity for the
    year ended December 31, 1999, 1998 and 1997.............     F-5
  Consolidated Statements of Cash Flows for the year ended
    December 31, 1999, 1998 and 1997........................     F-6
Notes to Consolidated Financial Statements..................     F-7
Schedule II  Valuation and Qualifying Accounts..............     S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

March 30, 2000
To the Board of Directors and Stockholder of Atrium Companies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 36 and listed in the index appearing under
Item 14(a)(2) on page 36, respectively, present fairly, in all material respects, the financial position of Atrium Companies, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Dallas, Texas

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,294   $     --
  Restricted cash...........................................       869         --
  Equity securities--available for sale.....................       111        137
  Accounts receivable, net of allowance of $1,670 and $778,
    respectively............................................    59,213     46,466
  Inventories...............................................    61,277     46,289
  Prepaid expenses and other current assets.................    12,441      7,756
  Deferred tax asset........................................     2,359      1,249
                                                              --------   --------
  Total current assets......................................   137,564    101,897
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $10,584 and $3,247, respectively..........    35,165     26,760
GOODWILL, net of accumulated amortization of $8,971 and
  $2,354, respectively......................................   287,873    214,749
DEFERRED FINANCING COSTS, net of accumulated amortization of
  $2,281 and $379, respectively.............................    17,607     11,058
OTHER ASSETS................................................     5,927      5,405
                                                              --------   --------
  Total assets..............................................  $484,136   $359,869
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable..........................     2,297      2,209
  Accounts payable..........................................    26,737     25,353
  Accrued liabilities.......................................    25,055     15,432
                                                              --------   --------
  Total current liabilities.................................    54,089     42,994
                                                              --------   --------
LONG-TERM LIABILITIES:
  Notes payable.............................................   314,414    177,018
  Deferred tax liability....................................     2,557          1
  Other long-term liabilities...............................     3,056      6,800
                                                              --------   --------
  Total long-term liabilities...............................   320,027    183,819
                                                              --------   --------
  Total liabilities.........................................   374,116    226,813
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock $.01 par value, 3,000 shares authorized, 100
    shares issued and outstanding...........................        --         --
  Paid-in capital...........................................   109,624    134,852
  Retained earnings (accumulated deficit)...................       398     (1,820)
  Accumulated other comprehensive income (loss).............        (2)        24
                                                              --------   --------
  Total stockholder's equity................................   110,020    133,056
                                                              --------   --------
    Total liabilities and stockholder's equity..............  $484,136   $359,869
                                                              ========   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1999            1998            1997
                                                          -------------   -------------   -------------
NET SALES...............................................    $498,456        $211,059         $99,059
COST OF GOODS SOLD......................................     340,909         159,140          78,270
                                                            --------        --------         -------
  Gross profit..........................................     157,547          51,919          20,789
                                                            --------        --------         -------
OPERATING EXPENSES:
  Selling, delivery, general and administrative
  expenses..............................................     107,780          39,754          15,671
  Amortization expense..................................       8,717           2,133             774
  Non cash stock option compensation expense............         128           3,851              --
  Special charges.......................................       1,886              --              --
                                                            --------        --------         -------
                                                             118,511          45,738          16,445
                                                            --------        --------         -------
    Income from operations..............................      39,036           6,181           4,344
INTEREST EXPENSE........................................      28,524           9,081           2,953
OTHER INCOME, net.......................................         283             571              --
                                                            --------        --------         -------
  Income (loss) before income taxes and extraordinary
  charge................................................      10,795          (2,329)          1,391
PROVISION (BENEFIT) FOR INCOME TAXES....................       6,641            (149)            695
                                                            --------        --------         -------
  Income (loss) before extraordinary charge.............       4,154          (2,180)            696
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT (net of
  income tax benefit of $1,142 and $392 in 1999 and
  1998, respectively)...................................       1,936             639              --
                                                            --------        --------         -------
NET INCOME (LOSS).......................................    $  2,218        $ (2,819)        $   696
                                                            ========        ========         =======

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                      RETAINED
                                         COMMON STOCK              CLASS A               CLASS B                      EARNINGS
                                     ---------------------   -------------------   -------------------   PAID-IN    (ACCUMULATED
                                      SHARES      AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL      DEFICIT)
                                     --------   ----------   --------   --------   --------   --------   --------   -------------
Balance, December 31, 1996........      --      $     --        26        $ --        55        $  1     $  9,326      $   303
Net income........................      --            --        --          --        --          --           --          696
Issuance of warrants..............      --            --        --          --        --          --          349           --
                                       ---      ----------     ---        ----       ---        ----     --------      -------
Balance, December 31, 1997........      --            --        26          --        55           1        9,675          999
Conversion of Wing's common stock
  to Atrium's common stock........     100            --       (26)         --       (55)         (1)           1           --
Conversion of exchangeable
  subordinated note payable.......      --            --        --          --        --          --       11,375           --
Step-up of Wing's assets due to
  purchase of minority interest...      --            --        --          --        --          --        1,247           --
Contribution of assets of Darby...      --            --        --          --        --          --       13,147           --
Capital contribution from Atrium
  Corp............................      --            --        --          --        --          --       95,340           --
Non cash stock option compensation
  expense.........................      --            --        --          --        --          --        3,851           --
Exercise of stock options.........      --            --        --          --        --          --          216           --
Comprehensive loss:
  Net loss........................      --            --        --          --        --          --           --       (2,819)
  Unrealized gain on equity
    securities....................      --            --        --          --        --          --           --           --
                                       ---      ----------     ---        ----       ---        ----     --------      -------
Total comprehensive loss..........                                                                                      (2,819)
                                       ---      ----------     ---        ----       ---        ----     --------      -------
Balance, December 31, 1998........     100            --        --          --        --          --      134,852       (1,820)
Net income........................      --            --        --          --        --          --           --        2,218
Unrealized loss on equity
  securities......................      --            --        --          --        --          --           --           --
Non cash stock option compensation
  expense.........................      --            --        --          --        --          --          128           --
Capital contributions from Atrium
  Corp............................      --            --        --          --        --          --          635           --
Distribution to Atrium Corp.......      --            --        --          --        --          --      (25,991)          --
                                       ---      ----------     ---        ----       ---        ----     --------      -------
Balance, December 31, 1999........     100      $     --        --        $ --        --        $ --     $109,624      $   398
                                       ===      ==========     ===        ====       ===        ====     ========      =======


                                     ACCUMULATED OTHER         TOTAL
                                       COMPREHENSIVE       STOCKHOLDER'S
                                       INCOME (LOSS)          EQUITY
                                    --------------------   -------------
Balance, December 31, 1996........          $--              $  9,630
Net income........................           --                   696
Issuance of warrants..............           --                   349
                                            ---              --------
Balance, December 31, 1997........           --                10,675
Conversion of Wing's common stock
  to Atrium's common stock........           --                    --
Conversion of exchangeable
  subordinated note payable.......           --                11,375
Step-up of Wing's assets due to
  purchase of minority interest...           --                 1,247
Contribution of assets of Darby...           --                13,147
Capital contribution from Atrium
  Corp............................           --                95,340
Non cash stock option compensation
  expense.........................           --                 3,851
Exercise of stock options.........           --                   216
Comprehensive loss:
  Net loss........................           --                (2,819)
  Unrealized gain on equity
    securities....................           24                    24
                                            ---              --------
Total comprehensive loss..........           24                (2,795)
                                            ---              --------
Balance, December 31, 1998........           24               133,056
Net income........................           --                 2,218
Unrealized loss on equity
  securities......................          (26)                  (26)
Non cash stock option compensation
  expense.........................           --                   128
Capital contributions from Atrium
  Corp............................           --                   635
Distribution to Atrium Corp.......           --               (25,991)
                                            ---              --------
Balance, December 31, 1999........          $(2)             $110,020
                                            ===              ========

        The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998            1997
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $   2,218       $ (2,819)       $     696
  Adjustments to reconcile net income (loss) to net cash
    flows from operating activities:
  Extraordinary charge, net of income tax benefit...........          896            639               --
  Depreciation and amortization.............................       14,061          4,158            1,492
  Non cash stock option compensation expense................          128          3,851               --
  Amortization of deferred financing costs..................        1,902            732              390
  Accretion of discount on senior subordinated notes in 1999 and exchangable subordinated notes payable in 1998 and
    1997....................................................           95            105              113
  Provision for bad debts...................................        1,123            227               60
  Gain on sales of assets...................................          (78)           (12)              --
  Deferred tax provision....................................        4,445            358              184
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable.....................................       (4,710)        (1,751)            (218)
    Inventories.............................................       (6,424)       (12,297)          (2,990)
    Prepaid expenses and other current assets...............       (3,420)        (2,142)            (166)
    Accounts payable........................................       (3,025)         2,630              354
    Accrued liabilities.....................................        1,624         (3,932)           1,233
                                                                ---------       --------        ---------
      Net cash provided by (used in) operating activities...        8,835        (10,253)           1,148
                                                                ---------       --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................      (16,996)        (2,221)          (1,355)
  Proceeds from sales of assets.............................        8,885             12               --
  Acquisition of Heat, Champagne and Delta Millwork, net of
    cash acquired and debt and accrued interest assumed.....      (95,327)            --               --
  Acquisition of Atrium, net of cash acquired and debt and
    accrued interest assumed................................           --       (120,977)              --
  Acquisition of the Door Division of Super Millwork........           --             --          (10,408)
  Other assets..............................................       (5,042)        (1,998)              --
                                                                ---------       --------        ---------
      Net cash used in investing activities.................     (108,480)      (125,184)         (11,763)
                                                                ---------       --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior subordinated notes.......      172,368             --               --
  Proceeds from borrowings under term notes.................           --        145,930               --
  Payment of notes payable..................................      (15,000)       (29,563)          (1,032)
  Payment of senior subordinated notes previously
    outstanding.............................................      (29,070)       (70,930)             (70)
  Net borrowings under revolving credit facility............       11,152          4,118            1,497
  Proceeds from issuance of exchangeable subordinated
    notes...................................................           --             --            3,960
  Proceeds from issuance of notes payable...................           --             --            6,790
  Deferred financing costs..................................       (9,347)       (11,437)            (536)
  Scheduled principal payments on term notes................       (2,241)          (500)              --
  Contributions from (distributions to) Atrium Corp.........      (25,356)        95,340               --
  Exercise of stock options.................................           --            216               --
  Payment of other long-term liabilities....................       (2,003)            --               --
  Checks drawn in excess of bank balances...................          436          2,229               --
                                                                ---------       --------        ---------
      Net cash provided by financing activities.............      100,939        135,403           10,609
                                                                ---------       --------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        1,294            (34)              (6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............           --             34               40
                                                                ---------       --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $   1,294       $     --        $      34
                                                                =========       ========        =========
SUPPLEMENTAL DISCLOSURE:
  Cash paid during the period for:
    Interest................................................    $  23,227       $ 11,765        $   2,620
    Income taxes, net of refunds............................       (1,181)           536              550
  Cash received during the period held as:
    Restricted cash.........................................          869
  Noncash investing and financing activities:
    Conversion of exchangeable subordinated notes payable...           --         11,375               --
    Contribution of Darby's assets..........................           --         13,147               --
    Step-up of Wing's assets due to purchase of minority
     interest...............................................           --          1,247               --
    Purchase of equipment under capital leases..............           --             20              840
    Payable to seller.......................................           --             --            2,500

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

    Prior to October 2, 1998, Atrium Companies, Inc.'s, ("Atrium") (the previous registrant), historical financial statements as previously filed with the Securities and Exchange Commission included its operations and the operations of its wholly-owned subsidiaries, Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of New England, Atrium Door and Window Company of New York (collectively "ADW--Northeast"), Atrium Door and Window Company--West Coast ("ADW--West Coast") and Atrium Door and Window Company of Arizona ("ADW--Arizona"). On October 2, 1998, pursuant to an acquisition and merger (the "Recapitalization" or "reverse acquisition") as more fully described in Note 3, the Company's indirect Parent (D and W Holdings, Inc.) contributed the assets of Wing Industries Holdings, Inc. and its subsidiary Wing Industries, Inc. (collectively "Wing") and Door Holdings, Inc. and its subsidiaries R.G. Darby Company, Inc. and Total Trim, Inc. (collectively "Darby") to the Company.

    As Wing was determined to be the acquiror in the reverse acquisition, the historical financial statements of "Atrium" (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of the Company and Darby from October 3, 1998. The statement of operations for the year ended December 31, 1997, only include the operations and accounts of Wing and its predecessor. Wing was acquired by the current controlling shareholders on October 25, 1996. Additionally, the operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim-South, collectively, "Darby-South") are included since the date of acquisition, January 27, 1999 and the operations of Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") are included since their date of acquisition, May 17, 1999. The December 31, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne and each of their respective subsidiaries, while the December 31, 1998 balance sheet includes the accounts of the Company, Wing, Darby and each of their respective subsidiaries.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION: (CONTINUED)
    The following unaudited pro forma information presents consolidated operating results as though the Recapitalization and the acquisitions of ADW-Arizona (which was acquired March 27, 1998), Darby-South, Heat and Champagne (see Note 4) had occurred at the beginning of the periods presented:

                                                                YEAR ENDED             YEAR ENDED
                                                            DECEMBER 31, 1999      DECEMBER 31, 1998
                                                           --------------------   --------------------
                                                            ACTUAL    PRO FORMA    ACTUAL    PRO FORMA
                                                           --------   ---------   --------   ---------
NET SALES................................................  $498,456   $526,931    $211,059   $493,032
COST OF GOODS SOLD.......................................   340,909    358,998     159,140    338,810
                                                           --------   --------    --------   --------
  Gross Profit...........................................   157,547    167,933      51,919    154,222
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses...   107,780    117,482      39,754    105,059
Amortization expense.....................................     8,717      9,518       2,133      9,518
Non-cash stock option compensation expense...............       128        128       3,851      7,925
Special charges..........................................     1,886      1,886          --         --
                                                           --------   --------    --------   --------
                                                            118,511    129,014      45,738    122,502
  Income from operations.................................    39,036     38,919       6,181     31,720
INTEREST EXPENSE.........................................    28,524     32,765       9,081     32,765
OTHER INCOME, net........................................       283        348         571        502
                                                           --------   --------    --------   --------
  Income before taxes....................................    10,795      6,502      (2,329)      (543)
PROVISION (BENEFIT) FOR INCOME TAXES.....................     6,641      5,170        (149)     2,296
                                                           --------   --------    --------   --------
Income (loss) from continuing operations.................  $  4,154   $  1,332    $ (2,180)  $ (2,839)
                                                           ========   ========    ========   ========
Other Information:
Depreciation expense.....................................  $  5,344   $  5,885    $  1,996   $  5,521
                                                           ========   ========    ========   ========

    The above pro forma information excludes $7,351 of special charges for the year ended December 31, 1998 related to the 1998 Recapitalization (see Note 3).

2. SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    INDUSTRY SEGMENT

    The Company operates in a single industry segment, the fabrication, distribution and installation of doors and windows and related components for the residential construction, manufactured housing and the remodeling and renovation markets.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    REVENUE RECOGNITION

    Revenue from the sale of doors and windows and related components is recorded at the time of delivery to the customer. Allowances are established to recognize the risk of sales returns from customers and estimates of warranty costs.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1999 and 1998, the Company had $4,447 and $4,012 of checks outstanding that were reclassified into accounts payable.

    RESTRICTED CASH

    Restricted cash represents proceeds received from certain dispositions of property, plant and equipment. In accordance with the provisions of the Company's Credit Agreement (See Note 9), the Company is required to reinvest the proceeds within 180 days or alternatively retire debt associated with the Term Loans B and C. Until the proceeds are applied in accordance with the provisions of the Credit Agreement, the funds are held as restricted cash.

    EQUITY SECURITIES--AVAILABLE FOR SALE

    Investments in equity securities--available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded in stockholder's equity.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are located in all 50 states and in 6 different countries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has sales to two significant customers as follows (presented as a percentage of actual net sales):

                                                              PERIODS ENDED
                                                      ------------------------------
CUSTOMER                                              12/31/99   12/31/98   12/31/97
--------                                              --------   --------   --------
The Home Depot, Inc.................................     26%        42%        43%
Lowe's Companies, Inc...............................      8%        17%        22%

    INVENTORIES

    Inventories are valued at the lower of cost (last-in, first-out or "LIFO") or market. Work-in- process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventory costs include direct materials, labor and manufacturing overhead. Management believes that the LIFO method results in a better matching of current costs with current revenues. Under the first-in, first-out method

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
(FIFO) of accounting, such inventories would have been approximately $37 and $112 lower at December 31, 1999 and 1998, respectively.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost less accumulated depreciation. The Company depreciates the assets principally on a straight-line basis for financial reporting purposes over their estimated useful lives, as follows:

                                                               ESTIMATED
                                                              USEFUL LIFE
                                                              -----------
Buildings and improvements..................................  5-40 years
Machinery and equipment.....................................  3-12 years

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

    The Company believes that a 40 year useful life for goodwill is appropriate based upon the fact that the majority of the Company's operating entities have been in business over fifty years with some of the industry's most recognized brand names including Atrium and Wing. Management believes its brand names have an indeterminable life that may equal or exceed 40 years and therefore, will amortize goodwill over that period. Further, products are not significantly impacted by technological risks that would cause the Company to consider reducing the goodwill life. The Company's management periodically reviews the appropriateness of the estimated useful life of goodwill.

    CAPITALIZED SOFTWARE COSTS

    The Company capitalizes internal employee costs and external consulting costs associated with implementing and developing software for internal use. Internal costs capitalized include payroll and payroll-related costs for employees who are directly associated with the development, modification and implementation of the software. External costs include direct expenses related to consulting and other professional fees consumed in developing, modifying and implementing the software. Capitalization of costs occurs upon the completion of the preliminary project stage and when management believes it is probable a project will be completed and the software will be used to perform the function intended. Amortization begins when the software is put into place and is calculated on a straight-line basis over three

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) years. Management continually reviews the carrying value and expected functionality of the accumulated costs for potential impairment. When it is no longer probable that computer software being developed will be completed, modified or placed in service, the assets carrying value will be adjusted to the lower of cost or fair value.

    Unamortized capitalized software costs at December 31, 1999 and 1998 were $3,333 and $3,663, respectively, and are included in other long-term assets. Amortization expense for 1999, 1998 and 1997 was $2,005, $304 and $0, respectively.

    INCOME TAXES

    The provision for income taxes is based on pretax income as reported for financial statement purposes. Deferred income taxes are provided in accordance with the liability method of accounting for income taxes to recognize the tax effects of temporary differences between financial statement and income tax accounting.

    As discussed in Note 3, the Company's Statement of Operations for the year ended December 31, 1997 only includes the operations and accounts of Wing and its predecessor. Wing and its predecessor filed a consolidated tax return for this period. For the year ended December 31, 1999 and 1998 the Company is included in the D and W Holdings ("Parent") consolidated tax return. The Company's income taxes for the year ended December 31, 1999 and 1998 have been presented as if calculated on a stand-alone separate tax return basis. As of December 31, 1999 and 1998, included in prepaid expenses and other current assets are income tax receivables due from Parent of $3,006 and $5,019, respectively.

    FORWARD COMMITMENTS

    The Company periodically enters into forward commitments to hedge price variances in materials. Changes in the market value of forward commitments are recognized in income when the effects of the related charges in the hedged items are recognized.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FAS No. 133--Amendment of FAS No. 133" (combined
"SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

    The Company is in the process of quantifying the impact of adopting
SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

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

    ADVERTISING COSTS

    Advertising costs are expensed when incurred and were $4,457, $2,841 and $1,800, for 1999, 1998 and 1997, respectively. These costs are reflected in "selling, delivery, general and administrative" in the consolidated statements of operations.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1998 and 1997 balances to conform to the 1999 presentation.

3. THE REVERSE ACQUISITION (RECAPITALIZATION):

    On August 3, 1998, D and W Holdings, Inc. ("Parent or D and W"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Atrium Corporation ("Corp"), the parent of the Company and other necessary parties to acquire all of the outstanding capital stock of Corp for $225.0 million, through a series of transactions (the "Recapitalization") described below. Corp owned 100% of the outstanding capital stock of Atrium prior to the Merger discussed below. GE Investment Private Placement Partners II, a limited partnership ("GEIPPPII"), and Ardatrium L.L.C. ("Ardatrium") formed Parent by acquiring all of its outstanding common stock for an aggregate purchase price of $50.0 million. GEIPPPII is a private equity partnership affiliated with GE Investments, a wholly-owned investment management subsidiary of General Electric Company. Ardatrium is an affiliate of Ardshiel, Inc. ("Ardshiel"), a private equity investment firm based in New York.

    The acquisition of Corp by Parent was effected through the merger on October 2, 1998 of a wholly owned subsidiary of Parent, with and into Corp (the "Merger") pursuant to the terms of the Merger Agreement. Prior to the Merger, Parent contributed $50.0 million to a wholly-owned subsidiary in exchange for all of its outstanding common stock. As a result of the Merger, Corp became a direct wholly-owned subsidiary of Parent, and the Company became an indirect wholly owned subsidiary of Parent.

    Pursuant to the terms of the Merger Agreement, all of the outstanding equity securities of Corp were converted into the right to receive the merger consideration of $94.2 million (the "Merger Consideration")

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

3. THE REVERSE ACQUISITION (RECAPITALIZATION): (CONTINUED) in cash, net of transaction costs of $5.4 million, outstanding indebtedness of $122.7 million and $2.7 million of equity securities of Corp, owned by certain members of management of the Company, which were converted into comparable equity securities of Parent. The Merger Consideration was funded with (i) the $50.0 million in cash that became an asset of Corp in the Merger,
(ii) $20.0 million in cash proceeds from the issuance of Senior Discount Debentures due 2010 by Corp. to GEIPPPII and Ardatrium (the "Discount Debentures"), (iii) approximately $24.0 million in cash proceeds from a loan from the Company (the "Intercompany Loan") which was funded by a portion of the proceeds of a term loan to the Company under the Credit Facility (see Note 9), and (iv) $0.2 million in cash proceeds from the issuance of common stock of Parent to certain members of management of the Company followed by a capital contribution of such proceeds by Parent to Corp.

    Prior to the Merger, both GEIPPPII and Ardshiel held investments in Wing and Darby in the form of common stock, subordinated debt and/or warrants as follows:

                                              (AMOUNTS IN EQUIVALENT COMMON
                                              SHARES)

            WING

SECURITY TYPE                               GEIPPPII   ARDSHIEL    OTHER      TOTAL
-------------                               --------   --------   --------   --------
Common A..................................   12,500      6,153     6,848      25,501
Common B..................................   54,500          -         -      54,500
Subordinated Debt.........................   68,657          -         -      68,657
Warrants..................................   23,378      5,714         -      29,092
                                            -------     ------     -----     -------
                                            159,035     11,867     6,848     177,750
                                            =======     ======     =====     =======

    DARBY

SECURITY TYPE                               GEIPPPII   ARDSHIEL    OTHER      TOTAL
-------------                               --------   --------   --------   --------
Common....................................   49,005       495      7,500      57,000
Subordinated Debt.........................   41,807       422          -      42,229
Warrants..................................   11,595       117          -      11,712
                                            -------     -----      -----     -------
                                            102,407     1,034      7,500     110,941
                                            =======     =====      =====     =======

    Immediately prior to the consummation of the Merger, all of the outstanding subordinated debt and associated warrants to purchase common stock of Wing and Darby were converted into common stock of Wing and Darby, respectively. The stockholders of Wing and Darby contributed their common stock in Wing and Darby to Parent in exchange for common stock in Parent. Immediately after the consummation of the Merger, Parent contributed all of the common stock of Wing and Darby to Corp, which in turn contributed such stock to the Company.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

3. THE REVERSE ACQUISITION (RECAPITALIZATION): (CONTINUED)
    This transaction resulted in an increase in GEIPPPII's ownership interest in Wing and Darby as follows:

                           WING                             PERCENTAGE OWNERSHIP
                           ----                             --------------------
Immediately prior to the consummation
  Equity basis in common stock............................          83.75%
  Equity basis on a fully converted basis.................          89.47%
Subsequent to merger......................................          94.83%

                          DARBY
Immediately prior to the consummation
  Equity basis in common stock............................       85.97%
  Equity basis on a fully converted basis.................       92.31%
Subsequent to merger......................................       94.83%

    GEIPPPII's cost basis in Wing and Atrium was pushed-down to the Company. This resulted in a partial "step-up" of Wing and Darby's assets and a corresponding purchase of minority interest from Atrium's previous owners. The increase in GEIPPPII's financial interest in Wing and Atrium was accounted for in accordance with EITF 90-13, ACCOUNTING FOR SIMULTANEOUS COMMON CONTROL MERGERS.

    The minority interests acquired by GEIPPPII in Wing and Darby were 5.36% and 2.52%, respectively. The amount paid for the minority interest in Wing and Darby was $1,849 and $433, respectively. The purchase method of accounting was also applied to the net assets of Wing and Darby to the extent minority interest was acquired. Goodwill was increased by $1,247 and $243 for Wing and Darby, respectively.

    Further, GEIPPPII and Ardatrium invested cash in the Company that is reflected as a capital contribution from Atrium Corporation. The amounts invested by each party are reflected below:

                                                              CASH INVESTED
                                                              -------------
GEIPPPII....................................................     $49,500
Ardatrium...................................................         500
Management..................................................         340
Discount Debentures issued by Atrium Corporation............      45,000
                                                                 -------
  Capital Contribution from Atrium Corporation to Atrium
    Companies, Inc..........................................     $95,340
                                                                 =======

    Upon completion of the Recapitalization, GEIPPPII and Ardatrium and its affiliates beneficially owned approximately 96.7% of the outstanding common stock of Parent with management owning the remaining 3.3%.

    The acquisition of Corp by Parent and the Merger was accounted for as a reverse acquisition. As Wing's shareholder group received the largest ownership interest in Parent, Wing was determined to be the

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

3. THE REVERSE ACQUISITION (RECAPITALIZATION): (CONTINUED)
"accounting acquiror" in the reverse acquisition. As a result, purchase accounting was applied to the assets and liabilities of Atrium. The purchase price was allocated to Atrium's assets and liabilities as follows:

Equity securities available for sale........................  $    113
Accounts receivable.........................................    32,097
Inventories.................................................    18,766
Prepaid expenses and other current assets...................     4,506
Deferred tax asset..........................................     2,268
Property, plant and equipment...............................    18,391
Other noncurrent assets.....................................     3,326
Goodwill....................................................   170,447
Current liabilities.........................................   (24,614)
Other long-term liabilities.................................      (300)
                                                              --------
Total purchase price........................................  $225,000
                                                              ========

    The purchase price included cash paid of $120,977, net of the retirement of certain indebtedness, and the assumption of debt and accrued interest of $104,023.

    In 1999, the Company recorded purchase price adjustments of $3,262, within goodwill related to the resolution of certain acquisition contingencies relating primarily to additional transaction costs, the fair value of certain fixed assets and additional liabilities.

    In connection with the acquisition of Atrium, certain integration activities were undertaken in the acquired business. These activities included the elimination of certain product lines and the associated inventory, severance paid to employees terminated through the elimination of redundant positions, costs associated with plant closings and rent expenses related to idle facilities. In connection with these integration activities the Company recorded accrued provisions using the purchase method of accounting. The activity impacted by these provisions is summarized as follows:

                                                            RESERVE
                                        BALANCE AT         ADDITIONS     EXPENDITURES       BALANCE AT
                                    DECEMBER 31, 1998       IN 1999        IN 1999      DECEMBER 31, 1999
                                    ------------------   -------------   ------------   ------------------
Product line rationalizations.....          750                912          (1,464)              198
Severance expenses................           --                400            (400)               --
Idle facility expenses............           --              1,176            (428)              748
Other.............................           --                334            (334)               --
                                            ---              -----          ------             -----
                                            750              2,822          (2,626)              946
                                            ===              =====          ======             =====

4. ACQUISITIONS:

DELTA ASSET PURCHASE:

    On January 27, 1999, the Company acquired certain assets of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim, Inc.-South, collectively Darby-South), a privately held door

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

4. ACQUISITIONS: (CONTINUED)
pre-hanger located in Orlando, Florida, for approximately $1,755 including fees and transaction expenses of $155 and $200 to be paid upon the achievement of certain financial targets. The Company financed the acquisition through its revolving credit facility.

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

Accounts receivable, net....................................  $1,178
Inventories.................................................     620
Prepaid expenses and other current assets...................      40
Property, plant and equipment, net..........................     137
Other noncurrent assets.....................................       5
Goodwill....................................................     492
Accounts payable............................................    (633)
Accrued liabilities.........................................     (84)
                                                              ------
    Total purchase price....................................  $1,755
                                                              ======

HEAT STOCK PURCHASE

    On May 17, 1999, the Company acquired the stock of Heat, Inc. ("Heat"), a privately held vinyl window and door company with operations located in Yakima, Washington (Best Built, Inc.) and Pittsburgh, Pennsylvania (Thermal Industries, Inc.), pursuant to a stock purchase agreement (the "Purchase Agreement"), dated as of April 20, 1999, among Heat, its shareholders and optionholders, H.I.G. Vinyl, Inc., a Cayman Island corporation, H.I.G. Investment Fund, L.P., a Cayman Island limited partnership and H.I.G. Capital Management, Inc., a Delaware corporation. The Company paid $85,000, which included $679 of assumed indebtedness. Additionally, a post closing adjustment of $4,095 was paid on May 17, 1999 related to working capital and cash delivered in excess of the target defined in the Purchase Agreement. The Company financed the acquisition with a portion of the proceeds raised in the $175,000 Senior Subordinated Notes due 2009 offering.

    The acquisition of Heat has been accounted for as a purchase in accordance with APB 16. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder allocated to goodwill, which will be amortized over 40 years. The results of operations for the acquired business are included in

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

4. ACQUISITIONS: (CONTINUED)
the Company's consolidated financial statements beginning May 17, 1999. The purchase price allocation, preliminary in nature and subject to change, is as follows:

Cash........................................................  $ 1,158
Accounts receivable, net....................................    6,540
Inventories.................................................    7,104
Prepaid expenses and other current assets...................      983
Deferred tax assets.........................................      808
Property, plant and equipment, net..........................    7,546
Other noncurrent assets.....................................      791
Goodwill....................................................   74,183
Accounts payable............................................   (2,318)
Accrued liabilities.........................................   (4,425)
Current portion of notes payable............................      (66)
Deferred tax liability......................................     (334)
                                                              -------
    Total purchase price....................................  $91,970
                                                              =======

CHAMPAGNE STOCK PURCHASE:

    On May 17, 1999, the Company acquired stock of Champagne Industries, Inc., a privately held vinyl window and door company located in Denver, Colorado, for approximately $4,426, including assumed indebtedness, transaction fees and $500 to be paid upon the achievement of certain financial targets. The Company financed the acquisition with a portion of the proceeds raised in the $175,000 Senior Subordinated Notes due 2009 offering.

    The acquisition of Champagne Industries, Inc. has been accounted for as a purchase in accordance with APB 16. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder allocated to goodwill, which will be amortized over 40 years. The results of operations for the acquired business are

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

4. ACQUISITIONS: (CONTINUED)
included in the Company's consolidated financial statements beginning May 17, 1999. The purchase price allocation, preliminary in nature and subject to change, is as follows:

Cash........................................................  $  251
Accounts receivable, net....................................   1,441
Inventories.................................................   1,037
Prepaid expenses and other current assets...................     142
Deferred tax asset..........................................      58
Property, plant and equipment, net..........................     344
Other noncurrent assets.....................................      27
Goodwill....................................................   2,617
Accounts payable............................................  (1,025)
Accrued liabilities.........................................    (438)
Current portion of notes payable............................      (9)
Long term portion of notes payable..........................     (19)
                                                              ------
    Total purchase price....................................  $4,426
                                                              ======

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

    Notes payable--The fair value of the Company's notes is based on quoted market prices. The carrying value of notes payable, other than the Senior Subordinated Notes, approximate fair value due to the floating nature of the interest rates. Management estimates that the Senior Subordinated Notes of $175,000 are valued at $170,406 as of December 31, 1999 based on quoted market prices.

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

                                                         1999        1998
                                                       ---------   ---------
Swap #1
  Notional Amount....................................  $    563    $  1,406
  Fixed Interest Rate................................      6.50%       6.50%
  Termination Date...................................   3/31/00     3/31/00
  Unrealized Gain/(Loss).............................  $     --    $    (15)

Swap #2
  Notional Amount....................................  $  2,498    $  2,827
  Fixed Interest Rate................................      6.25%       6.25%
  Termination Date...................................   11/6/03     11/6/03
  Unrealized Gain/(Loss).............................  $     26    $    (87)

    Forward aluminum contracts--The unrealized gains and losses are based on quotes for aluminum as reported on the London Metal Exchange. As of December 31, 1999, the Company had forward contracts with fixed rate prices totaling $10,321 with an unrealized gain of $960.

6. INVENTORIES:

    Inventories consisted of the following at December 31:

                                                              1999       1998
                                                            --------   --------
Raw materials.............................................  $32,481    $27,362
Work-in-process...........................................    4,688      4,129
Finished goods............................................   24,071     14,686
                                                            -------    -------
                                                             61,240     46,177
LIFO reserve..............................................       37        112
                                                            -------    -------
                                                            $61,277    $46,289
                                                            =======    =======

    The change in the LIFO reserve for 1999, 1998 and 1997, resulted in a decrease in cost of sales of $75 and $209 and an increase in cost of sales of $95, respectively.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

7. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consisted of the following at December 31:

                                                             1999       1998
                                                           --------   --------
Land.....................................................  $    956   $ 1,303
Buildings and improvements...............................     8,597     8,671
Machinery and equipment..................................    35,211    19,311
Construction-in-process..................................       985       722
                                                           --------   -------
  Total..................................................    45,749    30,007
Less accumulated depreciation and amortization...........   (10,584)   (3,247)
                                                           --------   -------
                                                           $ 35,165   $26,760
                                                           ========   =======

    Depreciation expense was $5,346, $1,996 and $1,180 for the years ended December 31, 1999, 1998 and 1997, respectively.

    On November 18, 1999, the Company sold two of its manufacturing facilities and subsequently leased back the facilities. In connection with the sales, the Company recognized a net gain of $143. This gain has been deferred and will be amortized and netted against rent expense over the term of the leases.

8. DEFERRED FINANCING COSTS:

    The deferred financing costs relate to costs incurred in the placement of the Company's debt and are being amortized using the effective interest method over the terms of the related debt, which range from five to ten years. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $1,902, $732 and $390, respectively and was recorded as interest expense in the accompanying consolidated statements of operations.

    During 1999 the Company wrote off deferred financing costs of $896 and paid a tender premium of $2,182, net of income tax benefit of $1,142 in connection with the paydown of the Term Loan B and the retirement of the old Senior Subordinated Notes due 2006. During 1998 the Company wrote off deferred financing costs of $639, net of income tax benefit of $392, in connection with the Recapitalization.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

9. NOTES PAYABLE:

    Notes payable consisted of the following at December 31:

                                                                1999       1998
                                                              --------   --------
$175,000 Senior Subordinated Notes, issued with a discount
  of $2,632, due May 17, 2009, with semiannual interest
  payments of 10 1/2% due May 1 and November 1..............  $175,000   $     --
$100,000 Senior Subordinated Notes, due November 15, 2006,
  with semiannual interest payments of 10 1/2%, repaid May
  1999......................................................        --     29,070

Revolving credit facility...................................    15,270      4,118

$75,000 Term Loan B, due June 30, 2005 with $250 quarterly
  payments, interest at either the administrative agent's
  base rate plus an applicable margin or LIBOR plus an
  applicable margin (9.00% at December 31, 1999)............    58,750     74,750

$70,930 Term Loan C, due June 30, 2006, with $250 quarterly
  payments, interest at either the administrative agent's
  base rate plus an applicable margin or LIBOR plus an
  applicable margin (9.25% at December 31, 1999)............    69,680     70,680

Other notes payable.........................................       548        609
                                                              --------   --------

                                                               319,248    179,227

Less:

  Unamortized discount on Senior Subordinated Notes.........    (2,537)        --

  Current maturities of long-term debt......................    (2,297)    (2,209)
                                                              --------   --------

    Long-term debt..........................................  $314,414   $177,018
                                                              ========   ========

    On May 17, 1999, the Company issued $175,000 of Senior Subordinated Notes (the "Notes") due May 1, 2009. The notes are non-callable for five years, have a 10.50% stated rate paid semi-annually and were issued at a discount of 98.496 to yield 10.75% to maturity. In connection with the issuance of the Notes, the Company retired its $29,070 of senior subordinated notes due November 15, 2006 and paid down $15,000 on its Term Loan B. Additionally, approximately $2,182 was paid as a tender premium to retire the notes due November 15, 2006 and $896 of deferred financing fees related to these paydowns were written-off. These amounts are recorded as extraordinary items in the statement of operations.

    The Company entered into a Credit Agreement (the "Credit Agreement"), dated as of October 2, 1998 with Bank Boston, as administrative agent (the "Administrative Agent") and Merrill Lynch & Co., Merrill Lynch, Pierce,
Fenner & Smith Incorporated, as lead arranger, syndication agent and documentation agent.

    The Credit Agreement provides for three separate facilities (the "Facilities") consisting of two term loans (referred to individually as "Term Loan B" and "Term Loan C", and collectively as the "Term Loans") and a revolving credit facility with a letter of credit sub-facility (the "Revolving Facility", together with the Term Loans, the "Loans"). The Revolving Facility is in the amount of $40,000 (increased from $30,000 in June 1999), of which $5,000 is available under a letter of credit sub-facility. As of December 31,

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

9. NOTES PAYABLE: (CONTINUED)
1999 and 1998, letters of credit of $4,634 and $2,609, respectively, were outstanding. The Revolving Facility has a maturity date of June 30, 2004.

    All amounts outstanding under the Credit Agreement are collateralized by
(i) a pledge of all of the capital stock and intercompany notes of the Company and its direct and indirect subsidiaries existing October 2, 1998 or thereafter and (ii) an interest in substantially all of the tangible and intangible properties and assets (including substantially all contract rights, certain real property interests, trademarks, tradenames, equipment and proceeds of the foregoing) of Corp, the Company and their respective direct and indirect domestic subsidiaries existing on the October 2, 1998 or thereafter created or acquired (the "Domestic Subsidiaries"). Corp and each of the Domestic Subsidiaries have unconditionally guaranteed, on a joint and several basis, all obligations of the Company under the Credit Agreement.

    The Term Loans have an "excess cash flows" provision mandating additional principal payments if certain cash flows targets are met during the year. No additional principal payments are required as of December 31, 1999 or 1998 related to this provision.

    The Company is required to pay certain commitment fees in connection with the Credit Agreement based upon the average daily unused portion of the Revolving Facility, certain fees assessed in connection with the issuance of letters of credit as well as other fees specified in the Credit Agreement and other documents related thereto.

    The Credit Agreement requires the Company to comply with certain covenants which, among other things, include limitations on indebtedness, liens and further negative pledges, investments, contingent obligations, dividends, redemptions and repurchases of equity interests, mergers, acquisitions and asset sales, capital expenditures, sale leaseback transactions, transactions with affiliates, dividend and other payment restrictions affecting subsidiaries, changes in business conducted, amendment of documents relating to other indebtedness and other material documents, creation of subsidiaries, designation of Designated Senior Indebtedness in respect of the Notes, and prepayment or repurchase of other indebtedness. The Credit Agreement requires the Company to meet certain financial tests pertaining to, interest coverage, fixed charge coverage and leverage. On March 24, 2000, effective December 31, 1999, the Company amended its Credit Agreement with regards to certain financial covenants. After giving effect to the amendment, the Company is in compliance with all related covenants.

    The Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

    On January 4, 1999, the Company entered into two interest rate collars totaling $60,000. These collars expire on January 6, 2002. The collars have a floor of 4.57% and 4.66%, respectively, and caps of 6.00%. To the extent that the three month US dollar LIBOR rate is below the collar floor, payment is due from the Company for the difference to the extent the three month US dollar LIBOR rate is above the collar cap, the Company is entitled to receive the difference. On August 6, 1999, the Company terminated the collars. The Company received $790 in connection with the termination. This gain is deferred and being amortized over 29 months, the remaining term of the collars, as a reduction to interest expense.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

9. NOTES PAYABLE: (CONTINUED)
    Principal payments due during the next five years on long-term notes payable as of December 31, 1999 are as follows:

2000..............................................  $  2,297
2001..............................................     2,237
2002..............................................     2,009
2003..............................................     2,004
2004..............................................    17,270
Thereafter........................................   293,431
                                                    --------
                                                    $319,248
                                                    ========

10. ACCRUED LIABILITIES:

    Accrued expenses and other liabilities consisted of the following at December 31:

                                                                1999       1998
                                                              --------   --------
Salaries, wages and related taxes...........................    7,171      4,826
Interest....................................................    4,451      1,175
Sales, use and property taxes...............................    2,089      1,185
Advertising allowances and customer rebates.................    2,065      2,364
Warranty reserve............................................    1,492        355
Workers' compensation.......................................    1,027      1,134
Other.......................................................    6,760      4,393
                                                               ------     ------
                                                               25,055     15,432
                                                               ======     ======

11. DISTRIBUTIONS TO ATRIUM CORPORATION:

    In connection with the issuance of the $175,000 of Senior Subordinated Notes, the Company utilized $21,500 of the proceeds to pay a distribution to Atrium Corporation. Atrium Corporation, in turn, repaid $21,500 (of which $1,500 represented accretion of discount) of the $45,000 Discount Debentures issued in connection with the Recapitalization. The Company had previously recorded the $45,000 as a capital contribution, therefore the payment was treated as a return of capital. Additionally, the Company made a payment to Atrium Corporation for the buyback of stock and the cancellation of certain options by the former CEO and another manager. All payments have been reflected in the Consolidated Statement of Stockholder's Equity as a decrease to paid-in capital. The Company has no commitments to make any further distributions to Atrium Corporation, except for amounts required under its tax sharing agreement.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

12. FEDERAL INCOME TAX:

    Temporary differences that give rise to the deferred income tax assets and liabilities are as follows as of December 31:

                                                              1999       1998
                                                            --------   --------
Deferred income tax assets:
  Stock option compensation...............................  $ 1,191    $ 2,486
  Transaction costs.......................................      623      1,341
  Allowance for doubtful accounts.........................      575        380
  Inventory cost capitalization and valuation.............    1,095        648
  Accrued vacation and bonus..............................      701        608
  Warranty reserve........................................      600        135
  Workers' compensation reserve...........................      467        431
  Deferred rent...........................................      324         --
  Alternative minimum tax credit carryforwards and other        876        130
                                                            -------    -------
                                                              6,452      6,159
Deferred income tax liabilities:
  Depreciation............................................   (1,955)    (1,861)
  LIFO reserve............................................   (1,498)    (1,505)
  Capitalized software costs..............................   (1,021)    (1,039)
  Amortization of goodwill................................   (2,176)      (506)
                                                            -------    -------
                                                             (6,650)    (4,911)
                                                            -------    -------
Net deferred income tax asset asset (liability)...........     (198)     1,248
Less-current deferred tax asset...........................    2,359      1,249
                                                            -------    -------
Long-term deferred tax liability..........................  $(2,557)   $    (1)
                                                            =======    =======

    A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 1999 and 1998, no valuation reserve was required.

    A deferred tax asset of $2,593 was recorded for Corp and Darby in connection with the Recapitalization.

    The components of the provision for income taxes are as follows:

                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                      1999            1998            1997
                                                  -------------   -------------   -------------
Current federal income tax provision
  (benefit).....................................      1,714           $(467)          $462
Deferred federal income tax provision...........      3,953             330            184
State income tax provision (benefit)............        974             (12)            49
                                                     ------           -----           ----
Provision (benefit) for income taxes............      6,641           $(149)          $695
                                                     ======           =====           ====

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

12. FEDERAL INCOME TAX: (CONTINUED)
    Reconciliation of the federal statutory income tax rate to the effective tax rate, was as follows:

                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                      1999            1998            1997
                                                  -------------   -------------   -------------
Tax computed at statutory rate..................      3,778           $(815)          $473
State taxes, net of federal benefit.............        974             (12)            67
Amortization of goodwill........................      1,786             495            110
Other...........................................        103             183             45
                                                     ------           -----           ----
Provision (benefit) for income taxes............      6,641           $(149)          $695
                                                     ======           =====           ====

    For income tax purposes, Internal Revenue Code Section 197 ("IRC section 197") provides for the amortization of certain intangible assets, including goodwill, for asset acquisitions occurring after August 1993. Any resulting difference in the book and tax basis of these intangibles is reflected as a component of deferred taxes. Amortization expense related to intangible assets which do not qualify under IRC section 197 is reflected as nondeductible amortization in the rate reconciliation.

    In connection with the Recapitalization, the Company recorded goodwill for book that is non-deductible for tax purposes. The Company has also recorded as a temporary difference goodwill attributable to other asset acquisitions whereby the goodwill is deductible for tax.

    The Company has recorded a deferred tax liability relating to the difference in the book and tax basis of the LIFO reserve. This book and tax basis difference was created primarily by certain purchase accounting adjustments relating to Atrium from the 1998 Recapitalization and from the October 1996 acquisition of Wing.

13. RELATED PARTIES:

    MANAGEMENT AND INVESTMENT BANKING AGREEMENT

    In November 1997, Wing amended its ten-year Management and Investment Banking Agreement (the "Old Management Agreement") with Ardshiel. Pursuant thereto, Wing agreed to pay Ardshiel an annual fee of $375 plus expenses for ongoing management advisory services to Wing. In 1998 and 1997, $368, and $485, respectively, was paid to Ardshiel under this agreement. The Old Management Agreement was terminated in connection with the Recapitalization on October 2, 1998.

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

    Ardshiel received an investment banking fee of $250 plus expenses on the closing date of the acquisition of the Door Division of Super Millwork, Inc. as compensation for its services to Wing in connection with this acquisition.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

13. RELATED PARTIES: (CONTINUED)
    SHAREHOLDER AGREEMENT

    GEIPPPII, Ardatrium and certain of its affiliates, and certain other shareholders of Parent have entered into a Shareholder Agreement (the "Shareholder Agreement"), dated as of October 2, 1998, which affect their relative rights as shareholders of Parent.

    The terms of the Shareholder Agreement include provisions that restrict the parties to certain actions. Specifically, GEIPPPII and Ardshiel may appoint an agreed upon number of members of the Board of Directors . Further, the Shareholders Agreement has restrictions on selling, transferring or disposing of ownership interests in the Company and provisions regarding registration of the Company's stock under the Securities Act of 1933. Finally, the Shareholder Agreement indicates the major stockholders cannot take certain enumerated actions without obtaining the prior written consent of GEIPPPII.

    MANAGEMENT AGREEMENT

    Parent is a party to a Management Agreement (the "Management Agreement") dated October 2, 1998 with Ardshiel. Pursuant to the Management Agreement, Ardshiel provides advice to Parent and its subsidiaries with respect to business strategy, operations and budgeting and financial controls ("Management Services") in exchange for an annual fee of $1,750, as amended, plus expenses. In 1999, amounts paid under this agreement totaled $1,904, which is included in selling, delivery, general and administrative expenses as incurred. Additionally, the Management Agreement provides that, prior to entering into any transaction that involves engaging a financial advisor to perform services in connection with a sale or purchase of a business or entity or any financing including, Parent or its subsidiaries must offer Ardshiel the opportunity to perform such investment banking services, unless in the reasonable exercise of the business judgement of the Board of Directors of Parent such engagement would result in a conflict of interest or would otherwise be adverse to the interests of Parent or such subsidiaries. Ardshiel shall receive a fee for any such services rendered by Ardshiel to Parent or its subsidiaries which fee shall not be greater than 2% of the total purchase or sale price for such business or entity and shall be payable upon consummation of such sale or purchase. The consent of GEIPPPII is required prior to the payment by Parent or any of its subsidiaries in paying similar fees to other entities for similar services. Parent paid a closing fee of approximately $3,375 in 1998 upon the consummation of the Merger and paid Ardshiel's fees and expenses in connection therewith and $1,352 in 1999 upon the consummation of the acquisitions of Darby-South, Heat and Champagne. The Management Agreement will remain in effect until October 2, 2008 and will automatically be renewed for one-year periods unless either party gives written notice to the contrary at least 30 days prior to the expiration of the initial or any extended term of the agreement.

    NOTES RECEIVABLE

    Included in prepaid expenses and other current assets are the following receivables due from related parties at December 31:

                                                                1999       1998
                                                              --------   --------
Receivables from officers and shareholders'.................    $ 76       $123
Receivables from employees..................................    $106       $211

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

14. COMMITMENTS AND CONTINGENCIES:

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with several key executives of the Company including its Chief Executive Officer, President and Chief Financial Officer, its Chief Operating Officer and several Divisional Presidents, Vice Presidents, General Managers and Sales Managers of the Company's divisions. The agreements generally provide for terms of employment, annual salaries, bonuses, and eligibility for option awards and severance benefits.

    OPERATING LEASES

    The Company has entered into operating lease agreements for office and manufacturing space, automobiles, and machinery and equipment with unrelated third parties, affiliates of certain stockholders and certain stockholders of the Company. Total rent expense for 1999, 1998, and 1997 was $8,414, $2,862, and $1,189, respectively. Of these totals, amounts paid to related parties was $1,323, $398 and $0 for 1999, 1998 and 1997, respectively. The Company terminated its lease agreements with related parties in November 1999 and entered into replacement lease agreements with unrelated third parties. Future minimum rents due under operating leases with initial or remaining terms greater than twelve months are as follows:

                                                               TOTAL
                                                              --------
2000........................................................  $ 8,745
2001........................................................    7,951
2002........................................................    7,032
2003........................................................    6,393
2004........................................................    5,628
Thereafter..................................................   40,197
                                                              -------
                                                              $75,946
                                                              =======

    Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Additionally, under certain of these lease agreements the Company is obligated to pay insurance and taxes.

    FORWARD COMMITMENTS

    The Company has contracts with various suppliers to purchase aluminum for use in the manufacturing process. The contracts vary from one to twelve months and are at fixed quantities with fixed and floating prices. As of December 31, 1999, the Company had forward commitments totaling $10,321 for delivery through December, 2000 for 74,813,000 pounds of aluminum, of which 12,800,000 pounds were at fixed prices. As of December 31, 1998, the Company had forward commitments totaling $2,623 for delivery through December 1999 for 21,100,000 pounds of aluminum, of which 3,600,000 pounds were at fixed prices.

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

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

14. COMMITMENTS AND CONTINGENCIES: (CONTINUED)

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

    Atrium owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are expected not to exceed $150. The previous owner of the property has established an escrow of $400 to remediate the associated costs. This property was sold in December 1999. The Company has established a letter of credit of $450 to cover any costs of remediation exceeding the previous owner's escrow. The Company believes this reserve is adequate to cover costs associated with this clean-up. No additional liabilities are believed to exist in regards to the Company's remaining operations.

15. OTHER INCOME, NET:

    Other income, net consists of the following for the years ended December 31, 1999 and 1998:

                                       YEAR ENDED      YEAR ENDED
                                      DECEMBER 31,    DECEMBER 31,
                                          1999            1998
                                      -------------   -------------
Rental, interest and other income...      $174            $556
Gain on sale of assets..............        78              12
Other...............................        31               3
                                          ----            ----
                                          $283            $571
                                          ====            ====

16. STOCK OPTIONS:

    The Wing Industries Holdings, Inc. Stock Option Plan (the "Plan") was adopted on October 25, 1996 and amended on November 17, 1997 to provide certain employees, officers and directors of Wing an opportunity to purchase Class A voting common stock of Wing. Options available for grant under the Plan included
(1) "Incentive Stock Options" as defined in Section 422 of the Internal Revenue Code of 1986, as

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

16. STOCK OPTIONS: (CONTINUED)
amended and (2) Nonqualified Stock Options which were options that did not constitute Incentive Stock Options.

    At December 31, 1997, Nonqualified Stock Options for a total of 14,483 shares of Wing's Class A voting common stock had been granted. During 1998, and prior to the Recapitalization, 1,766 options were exercised. The remaining 12,717 options were exchanged for 2,528,314 options in the D and W
Holdings, Inc. 1998 Stock Option Plan (the "1998 Plan"). The Plan was terminated in connection with the Recapitalization. No compensation expense was recorded during 1997.

    THE 1998 PLAN

    In connection with the Recapitalization, the Board of Directors of D and W adopted the 1998 Plan authorizing the issuance of 11,991,142 options to acquire common stock of D and W. Upon consummation of the acquisitions of Heat, Inc. and Champagne Industries, Inc., the 1998 Plan was amended to increase the number of shares of options available for grant to 14,991,142. Through December 31, 1999, the Board of Directors had granted 11,174,100 options under the 1998 Plan. All options granted under the 1998 Plan expire ten years from the date of grant.

    As of December 31, 1999, 1,218,337 options had been granted in three tranches under the 1998 Plan in replacement of certain of the options granted under the Plan. These options consist of (a) options to purchase 462,090 shares of common stock at an exercise price of $0.01 per share; (b) options to purchase 385,227 shares of common stock at an exercise price of $0.96 per share until December 1, 2000; and (c) options to purchase 371,020 shares of common stock at an exercise price of $1.56 per share until December 1, 2000. As of December 31, 1999, all of these options were fully vested.

    As of December 31, 1999, options of 431,978 with an exercise price of $1.25 had been granted under the 1998 Plan that become exercisable only as such time at (each such event, a "Value Event") (a) D and W sells common stock in an offering registered with the Securities and Exchange Commission, which constitutes a Qualifying Public Offering (as defined in the 1998 Plan);
(b) D and W is merged or consolidated with another corporation in a merger in which the surviving corporation has freely tradeable common stock; or
(c) substantially all of the assets of D and W and its subsidiaries, taken as a whole, are sold or otherwise transferred.

    As of December 31, 1999, options of 832,314 had been granted that consisted of two tranches: (a) - options to purchase 277,438 shares with an exercise price of $0.96 per share to March 31, 2000 and then increasing 15% per year thereafter and (b) - options to purchase 554,876 shares with an exercise price of $1.08 per share to March 31, 2000 and then increasing 30% per year thereafter. For the 15% and the 30% options, if the holder chooses not to exercise at time of vesting, the strike price increases annually to the next level until expiration. At December 31, 1999 one-third of these options were vested. The remaining options vest equally in one-third increments on January 9, 2000 and 2001, respectively.

    As of December 31, 1999, options of 221,725 with an exercise price of $1.65 had been granted that are exercisable only upon the occurrence of a Value Event. These options vest at such time of occurrence of a value event.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

16. STOCK OPTIONS: (CONTINUED)
    As of December 31, 1999, options of 6,254,746 options had been granted with exercise prices ranging from $1.00 to $1.50 per share. These options vest ratably over periods ranging from three to five years. The options expire ten years from the date of grant.

    Expenses related to the 1998 Plan are recorded at the Company since the option holders that benefit from the 1998 Plan are employees of the Company. The Company recorded non cash stock option compensation expense of $128 and $1,038 in 1999 and 1998, respectively, in connection with the difference between the fair value of the stock at the date of issuance and the respective exercise prices of each of the above grants and upon appreciation in the fair value for variable options.

    THE REPLACEMENT PLAN

    In addition to the 1998 Plan, the Board of Directors of D and W adopted the D and W Holdings, Inc. Replacement Stock Option Plan (the "Replacement Plan") to govern the terms of certain options to purchase D and W's common stock which were granted in replacement of outstanding options of Corp in connection with the Recapitalization. Under the Replacement Plan, options to purchase in aggregate of 1,575,000 shares of the Company's common stock were granted in exchange for outstanding options of Corp which were not cashed out pursuant to the Merger Agreement. Upon consummation of the acquisitions of Heat, Inc. and Champagne Industries, Inc., the Replacement Plan was amended to increase the number of shares of options to 2,575,000. The options granted pursuant to the Replacement Plan vest ratably over a period ranging from three to five years on each anniversary date of the grant. The replacement options have exercise prices ranging from $.01 to $.16 per share. As of December 31, 1999, 2,200,531 shares of options are outstanding.

    Upon termination of the optionee's employment, D and W shall have the right to repurchase the options. In the event termination was for cause, the price per option repurchased will be equal to the lesser of $1.00 per underlying share and the fair value per share of D and W's common stock, in either case, minus $0.01 per share. If termination is for other than cause, the repurchase price will differ for the vested and unvested portions. The unvested portion will be reacquired at a purchase price equal to the lesser of the fair value per share and $1.00 per share, in each case, minus $0.01 per share and the vested portion may be reacquired at a purchase price equal to the greater of the fair value per share or $1.00 per share, in each case, minus $0.01 per share.

    On October 2, 1998, D and W issued two warrants (the "Warrants") to the then President and Chief Executive Officer (the "Executive") of the Company. Pursuant to the terms of the Warrants, the Executive is entitled to purchase 2,841,221 shares of common stock at any time subsequent to the Recapitalization. The exercise price of the Warrants is $.01 per share. An additional 1,894,148 shares may be purchased under the Warrants at an exercise price of $1.00, representing the fair value on the date of grant upon the realization of an 8.0% internal rate of return. The 1,894,148 options vest ratably each day for three years. The Warrants will terminate on October 2, 2008. This Warrants was cancelled
June 30, 1998 in connection with the payment of $2,813 to the Executive. The Company recorded non cash compensation expense of $2,813 for 1998, in connection with the difference between the fair value of the stock at the date of issuance ($1.00) and the exercise price ($.01), associated with the above Warrants.

    In addition, in exchange for other Warrants to purchase common stock of Corp, the Executive received Warrants to purchase 1,000,000 shares of D and W's common stock at a price of $.01 per share

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

16. STOCK OPTIONS: (CONTINUED)
with a term of twenty years. There is no unearned deferred compensation expense for the Warrants given all expense was recorded through December 31, 1998. These Warrants were also cancelled June 30, 1999 in connection with the payment of $990 to the Executive.

    If an event or value event as previously defined were to become probable, the difference between the option price and the then fair value would be charged to earnings at that time.

    The following table summarizes the transactions of the 1998 Plan and the Replacement Plan (combined) for the years ended December 31, 1999, 1998 and 1997.

                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                             1999            1998            1997
                                         -------------   -------------   -------------
Outstanding awards, beginning of
  period...............................    13,310,941      2,849,863        2,078,473
Granted................................     2,990,531     13,310,941          771,390
Canceled or expired....................    (2,926,841)            --               --
Exchanged..............................            --     (2,528,314)              --
Exercised..............................            --       (321,549)              --
                                          -----------     ----------      -----------
Outstanding awards, end of year........    13,374,631     13,310,941        2,849,863
                                          ===========     ==========      ===========
Weighted average grant-date fair value
  of awards............................   $       .43     $      .64      $       .50
Weighted average exercise price of
  awards exercised.....................   $        --     $      .84      $        --
Weighted average exercise price of
  awards granted.......................   $       .88     $      .82      $      1.25
Weighted average exercise price, end of
  period...............................   $       .87     $      .85      $       .74
Awards exercisable, end of period......     4,092,392      1,064,030          461,937
Awards available for future grant......     4,191,511        255,201          731,415

    The following table summarizes information about stock options and warrants outstanding at December 31, 1999:

                            OPTIONS OUTSTANDING
                     ----------------------------------    OPTIONS EXERCISABLE
                                   WEIGHTED               ----------------------
                                    AVERAGE    WEIGHTED                 WEIGHTED
                                   REMAINING   AVERAGE                  AVERAGE
 RANGE OF EXERCISE     NUMBER        LIFE      EXERCISE     NUMBER      EXERCISE
      PRICES         OUTSTANDING   (MONTHS)     PRICE     EXERCISABLE    PRICE
-------------------  -----------   ---------   --------   -----------   --------
Options:
  $.01 - .16          2,662,621       107       $ .05        945,423     $ .01
  $.96 - 1.08         7,472,287       105       $1.00      2,747,557     $1.00
  $1.10 - 1.65        3,239,723       111       $1.23        399,349     $1.53
                     ----------                            ---------
                     13,374,631                            4,092,329
                     ==========                            =========

    In 1995, the FASB issued FASB Statement No. 123 ("FAS 123") "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

16. STOCK OPTIONS: (CONTINUED)
in recognizing the cost of the stock based plans. Adoption of the cost recognition provisions of FAS 123 is optional and the Company has decided not to elect the provisions of FAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 are required by FAS 123; however, there is no pro forma effect of adopting the cost provisions of FAS 123 for the years ended December 31, 1999, 1998 and 1997. During 1999, 1998 and 1997, the Company granted only nonqualified stock options and warrants under the plans.

    The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1999, 1998 and 1997: dividend yield of 0.0%; risk-free interest rate of 5.65%; and the expected life of 5 years. (In determining the "minimum value" SFAS 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered because the Company was not publicly-traded when the options were granted).

    Had the compensation cost for the stock-based compensation plans and warrants been determined consistent with FAS 123, the Company's net income
(loss) for 1999, 1998 and 1997 would have been $1,403, ($3,122) and $440, respectively.

    The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. FAS 123 does not apply to awards prior to 1995.

17. EMPLOYEE BENEFIT PLANS:

    The Company maintains an employees' savings plan under Section 401(k) of the Internal Revenue Code (the "Code"). The Company makes discretionary matching contributions equal to 50% of the first 4% of the employee's contribution. The Company contributed $505, $101 and $85 during 1999, 1998 and 1997, respectively.

    In connection with the Recapitalization, the Company assumed Darby's plan under Section 401 of the Code. The plan provided for discretionary contributions by the employer. The plan did not provide for employee contributions. The Company contributed $57 to the plans during the period from October 3, 1998 to December 31, 1998. No contributions were contributed in 1999 and upon receipt of a favorable tax determination letter from the Internal Revenue Service the plan was terminated in October 1999 at which time a distribution of $1,710 was made to eligible employees.

    Thermal maintains a qualified 401(k) and profit-sharing plan covering substantially all of its employees. Under the terms of the plan, Thermal may contribute up to 25% of the first 8% of each employee's compensation contributed and may also make discretionary contributions to the plan. Total expense recorded was $529 during 1999.

    During 1998, Best Built implemented a qualified 401(k) plan. Under the terms of the plan, Best Built may contribute up to 25% of the first 8% of each employee's compensation contributed. The total expense recorded was $17 during 1999.

    Champagne sponsors a 401(k) profit sharing plan covering substantially all employees. Contributions are determined annually by the Board of Directors. The total expense recorded was $67 during 1999.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

18. SUBSIDIARY GUARANTORS:

    In connection with the Company's Senior Subordinated Notes, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast, ADW-Arizona, ADW-West Coast, Heat, Champagne, Darby-South, Wing and Darby (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of ADW-Northeast ADW-Arizona ADW-West Coast and Darby are included since the reverse acquisition on October 2, 1998. The operations of Wing are presented for all periods covered. The operations of Heat and Champagne are included since their date of acquisition on May 17, 1999 and Darby-South since January 27, 1999. The balance sheet information includes all subsidiaries as of December 31, 1999 and all subsidiaries acquired prior to January 1, 1999 as of December 31, 1998. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

    Following is summarized combined financial information pertaining to these Subsidiary Guarantors:

                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      -------------   -------------
Current assets......................................    $  59,658       $ 42,887
Noncurrent assets...................................      206,938        157,678
Current liabilities.................................       26,118         16,666
Noncurrent liabilities..............................      200,620        123,049

                                                        TWELVE MONTHS ENDED
                                                           DECEMBER 31,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------
Net sales...........................................  $ 318,053     $165,333
Gross profit........................................     91,673       37,340
Net income from continuing operations...............     (2,793)         503
Net income..........................................     (2,793)         503

    The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

19. SUBSEQUENT EVENTS:

    WOODVILLE EXTRUSION SALE:

    On March 7, 2000, the Company sold certain equipment of its Woodville, Texas extrusion operation for net proceeds of $1,170, including a $300 seller note. The Company will record a long-term note receivable of $300 and will record a gain of approximately $200 in the first quarter of 2000 from this sale.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

19. SUBSEQUENT EVENTS: (CONTINUED)
    ELLISON ACQUISITION:

    On March 29, 2000, the Company announced the signing of a definitive purchase and sale agreement to acquire the assets of Ellison Window and Door and the stock of Ellison Extrusion Systems, Inc. (collectively "Ellison") for a combined purchase price of $125,000. The acquisition proceeds include approximately $101,500 of cash, $500 of assumed indebtedness and $23,000 of D and W stock. The cash portion of the acquisition will be funded through a combination of approximately $78,500 of new equity from D and W in the form of common equity and/or preferred stock with the remainder coming from an additional borrowing on the Company's existing Credit Agreement.

    The acquisition will be accounted for as a purchase in accordance with APB 16. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") will be approximately $96,000, which will be amortized over 40 years. The results of operations for the acquired business will be included in the Company's operations subsequent to the completion of the transaction, which is expected to be on or about May 15, 2000.

                             ATRIUM COMPANIES, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                          COLUMN C -
                                                          ADDITIONS
                                                  --------------------------
                                     COLUMN B -       (1)            (2)
                                     BALANCE AT    CHARGED TO     ACQUIRED       COLUMN D -      COLUMN E -
                                     BEGINNING     COSTS AND       THROUGH      DEDUCTIONS -     BALANCE AT
COLUMN A - DESCRIPTION               OF PERIOD    EXPENSES (A)   ACQUISITION   WRITE-OFFS (B)   END OF PERIOD
----------------------               ----------   ------------   -----------   --------------   -------------
Allowance for doubtful accounts:
  Year ended December 31, 1997          $830         $1,791         $ --            $(1,896)       $  725
  Year ended December 31, 1998          $725         $3,059         $ --            $(3,006)       $  778
  Year ended December 31, 1999          $778         $3,990         $344            $(3,442)       $1,670

(a) includes $2,867, $2,832 and $1,731, respectively for 1999, 1998 and 1997 sales returns and allowances.

(b) net of recoveries.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                       DESCRIPTION OF EXHIBITS
       ------                                       -----------------------
         2.1                   -- Asset Purchase Agreement, dated as of March 4, 1998, among
                                  Masterview Window Company LLC, Atrium Companies, Inc. and,
                                  for the limited purposes set forth therein, BancBoston
                                  Ventures, Inc. (3)
         2.2                   -- Agreement and Plan of Merger, dated as of August 3, 1998, by and among D and W Holdings, Inc., D and W Acquisition Corp.,
                                  Atrium Corporation, and the securityholders named
                                  therein (4)
         2.3                   -- Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 2, 1998, by and among D and W Holdings, Inc.,
                                  D and W Acquisition Corp., Atrium Corporation and the
                                  securityholders named therein (5)
         2.4                   -- Amendment No. 2, dated as of April 14, 1999 to the Agreement and Plan of Merger by and among D and W Holdings, Inc., D
                                  and W Acquisition Corp., Atrium Corporation and the
                                  securityholders named therein (5)
         2.5                   -- Stock Purchase Agreement, dated as of May 10, 1999, among
                                  Champagne Industries, Inc. and Atrium Companies, Inc. (6)
         2.6                   -- Stock Purchase Agreement, dated as of April 20, 1999, among
                                  Heat, Inc., shareholders and optionholders named therein,
                                  H.I.G. Vinyl, Inc., H.I.G. Investment Fund, H.I.G. Capital
                                  Management, Inc. and Atrium Companies, Inc. (6)
         2.7                   -- Amendment No. 1, dated as of May 17, 1999, to the Stock
                                  Purchase Agreement dated as of April 20, 1999, among Heat,
                                  Inc., shareholders and optionholders named therein, H.I.G.
                                  Vinyl, Inc., H.I.G. Investment Fund, L.P., H.I.G. Capital
                                  Management, Inc. and Atrium Companies, Inc. (6)
         3.1                   -- Certificate of Incorporation of Atrium Companies, Inc., as
                                  amended (1)
         3.2                   -- Bylaws of Atrium Companies, Inc. (1)
         4.1                   -- Indenture, dated as of May 17, 1999, by and among Atrium
                                  Companies, Inc., the Guarantors named therein and State
                                  Street Bank and Trust Company (6)
         4.2                   -- Registration Rights Agreement, dated as of May 17, 1999, by and among Atrium Companies, Inc., the Guarantors named
                                  therein and Merrill Lynch & Co., Merrill Lynch, Pierce,
                                  Fenner & Smith Incorporated (6)
        10.1                   -- Employment Agreement between the Company and Louis W. Simi,
                                  Jr. dated January 1, 1998 (2)
        10.2                   -- Stockholders Agreement, dated as of October 2, 1998, by and among D and W Holdings, Inc., and the stockholders signatory thereto (4)
        10.3                   -- Credit Agreement dated as of October 2, 1998 by and among
                                  Atrium Companies, Inc., as Borrower, D and W Holdings, Inc.,
                                  the Guarantors party thereto, Merrill Lynch & Co., Merrill
                                  Lynch, Pierce, Fenner & Smith Incorporated, as Lead
                                  Arranger, Syndication Agent and Documentation Agent, and
                                  BankBoston, N.A., as Administrative Agent, and the Lenders
                                  party thereto (4)
        10.4                   -- Amendment and Consent No. 1, dated as of May 5, 1999, to the
                                  Credit Agreement dated as of October 2, 1998, by and among
                                  Atrium Companies, Inc., D and W Holdings, Inc., Merrill
                                  Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                                  Incorporated and BankBoston (6)

        10.5                   -- Amendment No. 2, dated as of June 11, 1999, to the Credit
                                  Agreement dated as of October 2, 1998, by and among Atrium
                                  Companies, Inc., D and W Holdings, Inc., Merrill Lynch &
                                  Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and
                                  BankBoston (6)
        10.6                   -- Amendment and Waiver No. 3, dated as of November 17, 1999, to that certain Credit Agreement, dated as of October 2,
                                  1998 by and among Atrium Companies, Inc., D and W
                                  Holdings, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce,
                                  Fenner & Smith Incorporated and Bank Boston (7)
        10.7                   -- Amendment and Waiver No. 4, dated as of March 24, 2000, to that certain Credit Agreement, dated as of October 2, 1998 by and among Atrium Companies, Inc., D and W
                                  Holdings, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce,
                                  Fenner & Smith Incorporated and Bank Boston (7)
        10.8                   -- Management Agreement, dated as of October 2, 1998, by and among Ardshiel, Inc.,
                                  D and W Holdings, Inc., Atrium Corporation and Atrium
                                  Companies, Inc. (5)
        10.9                   -- Amended and Restated Management Agreement, dated as of
                                  May 17, 1999, by and among Ardshiel, Inc., D and W Holdings,
                                  Inc., Atrium Corporation and Atrium Companies, Inc. (6)
        10.10                  -- Employment Agreement, dated as of March 28, 2000, by and between D and W Holdings, Inc. and Frank E. Sheeder (7)
        10.11                  -- Employment Agreement, dated as of October 2, 1999, by and between D and W Holdings, Inc., Jeff L. Hull (7)
        10.12                  -- Employment Agreement, dated as of October 2, 1998, by and between D and W Holdings, Inc., R.L. Gilmer (5)
        10.13                  -- Employment Agreement, dated as of January 8, 1998, by and between Door Holdings, Inc. and Cliff Darby (5)
        10.14                  -- Buy-Sell Agreement, dated as of October 2, 1998, by and among D and W Holdings, Inc., GE Investment Private
                                  Placement Partners II and R.L. Gilmer (standard
                                  agreement) (5)
        10.15                  -- Buy-Sell Agreement, dated as of October 2, 1998, by and among D and W Holdings, Inc., GE Investment Private
                                  Placement Partners II and Cliff Darby (5)
        10.16                  -- D and W Holdings, Inc. 1998 Stock Option Plan (5)
        10.17                  -- Amendment No. 1, dated as of May 17, 1999, to the D and W
                                  Holdings, Inc. 1999 Stock Option Plan (6)
        10.18                  -- D and W Holdings, Inc. 1998 Replacement Stock Option
                                  Plan (5)
        10.19                  -- Amendment No. 1, dated as of May 17, 1999, to the D and W
                                  Holdings, Inc. Replacement Stock Option Plan (6)
        10.20                  -- Termination Agreement, dated as of October 2, 1998, between
                                  Atrium Corporation, Atrium Companies, Inc., Hicks, Muse &
                                  Co. Partners, L.P. and Hicks, Muse, Tate & Furst
                                  Incorporated (5)
        10.21                  -- Agreement and Release, dated as of March 31, 1999, by and among Randall S. Fojtasek and D and W Holdings, Inc., Atrium
                                  Corporation, Atrium Companies, Inc., Ardshiel, Inc., GE
                                  Investment Management Incorporated, GE Investment Private
                                  Placement Partners II, a Limited Partnership and the parties named therein (5)
        10.22                  -- Warrant Purchase Agreement, dated as of June 30, 1999, by and among Randall S. Fojtasek, D and W Holdings, Inc.,
                                  Ardshiel, Inc. and GE Investment Private Placement Partners
                                  II, a Limited Partnership (7)
        10.23                  -- Escrow Agreement, dated April 20, 1999, among Atrium
                                  Companies, Inc., H.I.G. Vinyl, Inc. and Bank One, Texas,
                                  N.A. (6)
        10.24                  -- Escrow Agreement, dated May 17, 1999, among Atrium
                                  Companies, Inc., selling stockholders named therein and Bank
                                  One, Texas, N.A. (6)

        10.25                  -- Indemnification Escrow Agreement, dated as of October 2,
                                  1998, by and among Hicks, Muse Fund III Incorporated, D and
                                  W Holdings, Inc. and Northwest Bank Texas, N.A. (5)
        10.26                  -- Amendment No. 1, dated April 14, 1999, to Indemnification
                                  Escrow Agreement by and among Hicks, Muse Fund III
                                  Incorporated, D and W Holdings, Inc. and Northwest Bank
                                  Texas, N.A. (5)
        12.1                   -- Computation of Ratio of Earnings to Fixed Charges (5)
        21.1                   -- Subsidiaries of the Company (7)
        24.1                   -- Powers of Attorney (7)
        27.1                   -- Financial Data Schedule (7)

------------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4, dated April 4, 1997, SEC File No. 333-20095.

(2) Incorporated by reference from the Registrant's Report on Form 10-K, dated March 31, 1998.

(3) Incorporated by reference from the Registrant's Report on Form 8-K, dated March 27, 1998 and filed on April 13, 1998.

(4) Incorporated by reference from the Registrant's Report on Form 8-K, dated October 2, 1998 and filed on October 19, 1998.

(5) Incorporated by reference from the Registrant's Report on Form 10-K, dated March 31, 1999 and filed on April 15, 1999.

(6) Incorporated by reference from the Registrant's Registration Statement on Form S-4, dated July 15, 1999, SEC File No. 333-82921.

(7) Filed herewith.