Form 10-Q
period 2000-03-31
ATRIUM COMPANIES INC
filed 2000-05-15
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         (MARK ONE)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

         Commission File Number:                   333-20095


                             ATRIUM COMPANIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                       75-2642488
      ------------------------------                     ---------------------
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

                             ATRIUM COMPANIES, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999..........................3

         Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999........4

         Consolidated Statement of Stockholder's Equity for Three Months
         Ended March 31, 2000............................................................................5

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999.........................................................................6

         Notes to Consolidated Financial Statements...................................................7-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................15-20



PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings..............................................................................21

Items 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K...............................................................21

Signatures..............................................................................................21

Exhibit Index...........................................................................................22

                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     MARCH 31,          DECEMBER 31,
                                                                       2000                1999
                                                                    -----------         ------------
                                                                    (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...................................   $   3,604           $   1,294
     Restricted cash .............................................       1,788                 869
     Equity securities - available for sale ......................         219                 111
     Accounts receivable, net ....................................      64,250              59,213
     Inventories .................................................      62,858              61,277
     Prepaid expenses and other current assets ...................      10,863              12,441
     Deferred tax asset ..........................................       2,359               2,359
                                                                    -----------         ------------
        Total current assets .....................................     145,941             137,564

PROPERTY, PLANT AND EQUIPMENT, net ...............................      34,899              35,165
GOODWILL, net ....................................................     286,117             287,873
DEFERRED FINANCING COSTS, net ....................................      17,054              17,607
OTHER ASSETS .....................................................       6,851               5,927
                                                                    -----------         ------------
        Total assets .............................................   $ 490,862           $ 484,136
                                                                    ===========         ============
                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable ............................   $   2,303           $   2,297
     Accounts payable ............................................      42,728              26,737
     Accrued liabilities .........................................      25,905              25,055
                                                                    -----------         ------------
        Total current liabilities ................................      70,936              54,089
                                                                    -----------         ------------

LONG-TERM LIABILITIES:
     Notes payable ...............................................     307,646             314,414
     Deferred tax liability ......................................       2,808               2,557
     Other long-term liabilities .................................       2,960               3,056
                                                                    -----------         ------------
           Total long-term liabilities ...........................     313,414             320,027
                                                                    -----------         ------------
           Total liabilities .....................................     384,350             374,116

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Common stock $.01 par value, 3,000 shares authorized,
        100 shares issued and outstanding ........................           -                   -
     Paid-in capital .............................................     109,624             109,624
     Retained earnings (accumulated deficit) .....................      (3,218)                398
     Accumulated other comprehensive income ......................         106                  (2)
                                                                    -----------         ------------
           Total stockholder's equity ............................     106,512             110,020
                                                                    -----------         ------------
                 Total liabilities and stockholder's equity ......   $ 490,862           $ 484,136
                                                                    ===========         ============

         The accompanying notes are an integral part of the consolidated financial statements.

                               ATRIUM COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       2000                1999
                                                                    ---------           ---------
NET SALES ........................................................  $ 133,782           $ 106,842
COST OF GOODS SOLD ...............................................     96,706              74,708
                                                                    ---------           ---------
    Gross profit .................................................     37,076              32,134

OPERATING EXPENSES:
    Selling, delivery, general and administrative expenses .......     31,087              23,151
    Amortization expense .........................................      2,347               1,889
    Special charge ...............................................          -               1,762
                                                                    ---------           ---------
                                                                       33,434              26,802
                                                                    ---------           ---------
         Income from operations ..................................      3,642               5,332


INTEREST EXPENSE .................................................      8,757               4,346
OTHER INCOME, net ................................................        233                  32
                                                                    ---------           ---------

         Income (loss) before income taxes .......................     (4,882)              1,018

PROVISION (BENEFIT) FOR INCOME TAXES .............................     (1,266)                828
                                                                    ---------           ---------

NET INCOME (LOSS) ................................................  $  (3,616)          $     190
                                                                    =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                   RETAINED     ACCUMULATED
                                                COMMON STOCK                       EARNINGS       OTHER          TOTAL
                                             ------------------       PAID-IN    (ACCUMULATED  COMPREHENSIVE  STOCKHOLDER'S
                                             SHARES      AMOUNT       CAPITAL      DEFICIT)    INCOME (LOSS)     EQUITY
                                             ------      ------      ---------     --------    -------------  -------------
Balance, December 31, 1999................     100       $ -          $109,624     $   398           $ (2)      $110,020
   Other comprehensive income.............       -         -                 -           -            108            108
   Net loss...............................       -         -                 -      (3,616)             -         (3,616)
                                             ------      ------      ---------     --------    -------------  -------------
Balance, March 31, 2000...................     100       $ -          $109,624     $(3,218)          $106       $106,512
                                             ======      ======      =========     ========    =============  =============

         The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      2000               1999
                                                                                    ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .......................................................      $ (3,616)          $    190
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ........................................         3,933              2,937
        Amortization of deferred financing costs .............................           555                381
        Accretion of discount ................................................            40                  -
        Accretion of gain from interest rate collars .........................           (82)                 -
        Gain on sales of assets ..............................................          (283)               (31)
        Deferred tax provision ...............................................           251                  -
        Changes in assets and liabilities, net of acquisition in 1999:
         Accounts receivable, net ............................................        (5,037)            (3,073)
         Inventories .........................................................        (1,581)            (2,735)
         Prepaid expenses and other current assets ...........................         1,329               (225)
         Accounts payable ....................................................         6,951                (29)
         Accrued liabilities .................................................           851              3,265
                                                                                    ---------         ----------
              Net cash provided by operating activities ......................         3,311                680
                                                                                    ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment ..............................        (2,211)            (1,059)
     Proceeds from sales of assets ...........................................           243                 32
     Payment for acquisition, net of cash acquired ...........................             -             (1,737)
     Increase in other assets ................................................        (1,231)              (599)
                                                                                    ---------         ----------
         Net cash used in investing activities ...............................        (3,199)            (3,363)
                                                                                    ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility ..........................        (6,270)             6,582
     Payments on term loans B and C ..........................................          (500)              (500)
     Payment of other notes payable ..........................................           (70)               (49)
     Payment of other long-term liabilities ..................................             -             (1,032)
     Checks drawn in excess of bank balances .................................         9,040             (2,255)
     Deferred financing costs ................................................            (2)               (63)
                                                                                    ---------         ----------
         Net cash provided by financing activities ...........................         2,198              2,683
                                                                                    ---------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................         2,310                  -
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................         1,294                  -
                                                                                    ---------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................      $  3,604           $      -
                                                                                    =========         ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

The unaudited consolidated financial statements of Atrium Companies, Inc. (the "Company") for the three months ended March 31, 2000 and 1999, and financial position as of March 31, 2000 and December 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 1999, 1998 and 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

SFAS 133 is effective for fiscal years beginning after June 15, 2000 and earlier is permitted as of the beginning of any fiscal quarter subsequent to June 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company is in the process of quantifying the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

The statement of income for 1999 only includes the operations of certain acquisitions from the date they were acquired by the Company. The operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim-South, collectively "Darby-South") are included since the date of acquisition, January 27, 1999. The operations of Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") are included in the March 31, 2000 statement of income but are excluded from the March 31, 1999 statement of income as they were acquired on May 17, 1999, subsequent to the first quarter of 1999. The December 31, 1999 and the March 31, 2000 balance sheet includes the accounts of all divisions and subsidiaries.

The following unaudited pro forma information presents consolidated operating results as though the acquisition of Darby-South (acquired January 27, 1999) and Heat and Champagne (acquired May 17, 1999) had occurred at the beginning of the periods presented. For the period ended March 31, 2000, there is no difference between the actual and pro forma information as no acquisitions occurred during 2000.

                                                      Three Months                  Three Months
                                                          Ended                         Ended
                                                      March 31, 2000               March 31, 1999
                                                      --------------        -----------------------------
                                                         Actual              Actual             Pro Forma
                                                        ---------           ---------           ---------
         NET SALES ...................................  $ 133,782           $ 106,842           $ 123,261
         COST OF GOODS SOLD ..........................     96,706              74,708              86,649
                                                        ---------           ---------           ---------
           Gross profit ..............................     37,076              32,134              36,612
         OPERATING EXPENSES:
         Selling, delivery, general and
         administrative expenses......................     31,087              23,151              29,532
         Amortization expense ........................      2,347               1,889               2,347
         Special charge ..............................          -               1,762               1,762
                                                        ---------           ---------           ---------
                                                           33,434              26,802              33,641
                                                        ---------           ---------           ---------
           Income from operations ....................      3,642               5,332               2,971
         INTEREST EXPENSE ............................      8,757               4,346               8,757
         OTHER INCOME, net ...........................        233                  32                  69
                                                        ---------           ---------           ---------
         Income (loss) before income taxes ...........     (4,882)              1,018              (5,717)
         PROVISION (BENEFIT) FOR
          INCOME TAXES ...............................     (1,266)                828              (1,612)
                                                        ---------           ---------           ---------
          Net income (loss) from continuing
           operations ................................  $  (3,616)          $     190           $  (4,105)
                                                        =========           =========           =========

         Other Information:
         Depreciation  expense .......................  $   1,586           $   1,048           $   1,413
                                                        =========           =========           =========

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

3.       INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead. Inventories consisted of the following:

                                  MARCH 31,         DECEMBER 31,
                                    2000                1999
                                  --------          ------------
         Raw materials .........  $ 26,213           $ 32,481
         Work-in-process .......     4,126              4,688
         Finished goods ........    32,704             24,071
                                  --------          ------------
                                    63,043             61,240
         LIFO reserve ..........      (185)                37
                                  --------          ------------
                                  $ 62,858           $ 61,277
                                  ========          ============

4.       NOTES PAYABLE:

Notes payable consisted of the following:

                                                     MARCH 31,          DECEMBER 31,
                                                       2000                1999
                                                   ------------        ------------
         Revolving credit facility ..............   $  9,000              15,270
         Term loan B ............................     58,500              58,750
         Term loan C ............................     69,430              69,680
         Senior subordinated notes ..............    175,000             175,000
         Other ..................................        516                 548
                                                   ------------        ------------
                                                     312,446             319,248
         Less:
         Unamortized debt discount ..............     (2,497)             (2,537)
         Current portion of notes payable .......     (2,303)             (2,297)
                                                   ------------        ------------
            Long-term debt ......................  $ 307,646           $ 314,414
                                                   ============        ============

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

During 1993, the Company's Dallas, Texas based factory employees voted to unionize and become members of the Amalgamated Clothing and Textile Workers Union. A three-year union contract was executed during 1995 and extended for three additional years in 1998. In addition, in connection with its Woodville, Texas operations, the Company is party to collective bargaining arrangements due to expire in 2001.

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


6.       INTEGRATION ACTIVITIES:

In connection with the acquisition of Atrium, certain integration activities were undertaken in the acquired business. These activities included the elimination of certain product lines and the associated inventory, severance paid to employees terminated through the elimination of redundant positions, costs associated with plant closings and rent expenses related to the idle facilities. In connection with these integration activities the Company recorded accrued provisions using the purchase method of accounting. The activity impacted by these provisions is summarized as follows:

                                                Balance at                            Balance at
                                               December 31,       Expenditures         March 31,
                                                  1999              in 2000              2000
                                               ------------       ------------        ----------
         Product line rationalization ......     $ 198               $   -             $ 198
         Idle facility expenses ............       748                (203)              545
                                               ------------       ------------        ----------
                                                 $ 946               $(203)            $ 743
                                               ============       ============        ==========

7.       SUBSIDIARY GUARANTORS:

In connection with the issuance of the Notes, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast, ADW-West Coast, ADW-Arizona, Wing, Darby, Darby-South, Heat and Champagne (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of Wing, ADW-Northeast, ADW-West Coast, ADW-Arizona and Darby are included for all periods presented. The operations of Darby-South are included since their date of acquisition, January 27, 1999, and the operations of Heat and Champagne are included since their date of acquisition, May 17, 1999. The balance sheet information includes all subsidiaries and divisions for the December 31, 1999 and March 31, 2000 periods. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

Following is summarized combined financial information pertaining to these Subsidiary Guarantors:

                                                                        March 31,          December 31,
                                                                          2000                 1999
                                                                        ---------          ------------
   Current assets.............................................           $ 59,442             $ 59,658
   Noncurrent assets..........................................            204,410              206,938
   Current liabilities........................................             25,974               26,118
   Noncurrent liabilities.....................................            194,867              200,620

                                                                            Three Months Ended March 31,
                                                                           -----------------------------
                                                                             2000                 1999
                                                                           -------              --------
   Net sales..................................................             $87,555              $59,279
   Gross profit...............................................              20,723               15,601
   Net income (loss) from continuing operations...............              (4,867)                 295

The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

8.       SUBSEQUENT EVENTS

On May 6, 2000, the Company learned that The Home Depot ("THD") plans to shift its interior wood door business to two integrated door manufacturers who have committed to make significant capital and resource investments to serve the majority of THD's interior wood doors needs. The timing of the transition is expected to be completed in 2000.

Atrium will continue to sell exterior patio doors and exterior entry doors to THD, and will also continue to sell interior wood door products to the West Coast and Pacific Northwest regions served by THD. Window sales by Atrium's Aluminum Window Division are unaffected by THD's reported change in door operations.

Due to the significance of the changes discussed above, management performed an evaluation of the recoverability of all of the assets of the interior wood doors division as described in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management concluded from the undiscounted cash flow analysis that there is no impairment to the long-lived assets at the present time.

The Company is currently exploring several opportunities and what impact this future loss of business, if not replaced with other customers, may have on the operations in the future. If the Company decides to divest certain assets and operations in its wood door operations, the net proceeds from the sale could be less than the net book value, including the related intangible assets, and could result in a loss upon disposition.

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

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the quarter ended March 31, 2000 are not necessarily indicative of results expected for the full year.

The operations of Darby-South are included since their date of acquisition, January 27, 1999, and the operations of Heat and Champagne are included since their date of acquisition, May 17, 1999. The balance sheet information includes all subsidiaries and divisions for the December 31, 1999 and March 31, 2000 periods.

NET SALES. Net Sales increased by $26,940 from $106,842 during the first quarter of 1999 to $133,782 during the first quarter of 2000. The increase was primarily due to a combined increase in net sales of $20,446 from the acquisitions of Heat and Champagne during the second quarter of 1999. Atrium (previous registrant) sales volume grew approximately $3,515, or 5.9%. This increase included approximately $5,219 from its aluminum and vinyl window operations, or a 9.5% growth rate, offset by a decline of $1,704, or 37.0% from its wood patio door operations due to the Company's efforts to eliminate less-profitable sales territories. Darby grew $1,290, or 22.5% during the first quarter of 2000 and net sales at Wing increased $1,690, or 4.1% over prior year due to increased sales to the large home center retail chains, however this was offset by the loss of sales from Hechinger's Inc. due to its bankruptcy which occurred in the third quarter of 1999.

COST OF GOODS SOLD. Cost of goods sold increased from 69.9% of net sales during the first quarter of 1999 to 72.3% of net sales during the first quarter of 2000. The increase as a percentage of net sales was due largely to the operations of Wing, which increased from 76.8% of net sales during the first quarter of 1999 to 83.0% of net sales during the first quarter of 2000. The increase at Wing was primarily due to increased material costs during 2000. The increase at Wing was partially offset by the acquisitions of Heat and Champagne, which had combined cost of goods sold of 67.6% of net sales during the first quarter of 2000. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and, the effects of changes in sales prices, material costs and changes in productivity levels.

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $7,936 from $23,151 (21.7% of net sales during the first quarter of 1999) to $31,087 (23.2% of net sales during the first quarter of 2000). The increase was primarily due to the inclusion of selling, delivery, general and administrative expenses as a result of the Heat and Champagne acquisitions, which have higher selling expenses as a percentage of net sales. The combined Heat and Champagne selling, delivery, general and administrative expenses were $7,113 (34.3% of net sales) during the first quarter of 2000. If the acquisitions had been included for the entire quarter of 1999, selling, delivery, general and administrative expenses would have been 23.9% in 1999. Additionally, delivery and selling expenses increased due to the increase in sales.

AMORTIZATION EXPENSE. Amortization expense increased $458 from $1,889 during the first quarter of 1999 to $2,347 during the first quarter of 2000. The increase was largely due to the amortization of goodwill recorded in connection the acquisitions of Heat and Champagne.

SPECIAL CHARGE. During the first quarter of 1999, the Company recorded a one-time charge of $1,762 for severance benefits incurred in connection with the separation agreement entered into by the Company and its former President and Chief Executive Officer.

INTEREST EXPENSE. Interest expense increased $4,411 from $4,346 during the first quarter of 1999 to $8,757 during the first quarter of 2000. The increase in interest expense was due primarily to the $175,000 senior subordinated notes the Company issued on May 17, 1999. The notes were issued in connection with the acquisitions of Heat and Champagne and are due May 1, 2009. In addition, the increase in interest expense included the amortization of deferred financing costs and accretion of the discount recorded in connection with the issuance of $175,000 of senior subordinated notes.

INCOME TAXES. The Company's effective tax rate was 25.9% during the first quarter of 2000 due largely to non-deductible goodwill amortization expense of approximately $1,468. Excluding non-deductible amortization expense, the Company's effective tax rate would have been approximately 39.0% during the first quarter of 2000.

RECENT DEVELOPMENTS

On May 6, 2000, the Company learned that The Home Depot ("THD") plans to shift its interior wood door business to two integrated door manufacturers who have committed to make significant capital and resource investments to serve the majority of THD's interior wood doors needs. The timing of the transition is expected to be completed in 2000.

Atrium will continue to sell exterior patio doors and exterior entry doors to THD, and will also continue to sell interior wood door products to the West Coast and Pacific Northwest regions served by THD. Window sales by Atrium's Aluminum Window Division are unaffected by THD's reported change in door operations.

Due to the significance of the changes discussed above, management performed an evaluation of the of the recoverability of all of the assets of the interior wood doors division as described in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of." Management concluded from the undiscounted cash flow analysis that there is no impairment to the long-lived assets at the present time.

The Company is currently exploring several opportunities and what impact this future loss of business, if not replaced with other customers, may have on the operations in the future. If the Company decides to divest certain assets and operations in its wood door operations, the net proceeds from the sale could be less than the net book value, including the related intangible assets, and could result in a loss upon disposition.

If the Company were to sell the entire wood door division, the pro forma summary financial results (including the acquisitions of Darby-South, Heat and Champagne) for the quarters ending March 31, 2000 and 1999 would have been as follows:

                                                                                Three Months Ended
                                                                                     March 31,
                                                                           -----------------------------
                                                                             2000                 1999
                                                                           -------              --------
                                                                                  (in thousands)

   Net sales..................................................             $87,605               $77,063

   Gross profit...............................................              29,166                26,469

   Income from Operations.....................................             $ 4,862               $ 2,115
                                                                           =======              ========

   EBITDA(1)                                                               $ 8,550               $ 6,941
                                                                           =======              ========

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

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and availability under the Company's Revolving Credit Facility are the Company's principal sources of liquidity. During the first quarter of 2000, cash was primarily used for increases in working capital, capital expenditures and debt payments. Net cash provided by operating activities was $3,311 during first three months of 2000 compared to $680 during the first three months of 1999. The increase in cash provided by operating activities is largely due to an increase accounts payable and a decrease in accounts receivable. Net cash used in investing activities during the first three months of 2000 was $3,199 compared to $3,363 during the first three months of 1999. The decrease in cash used in investing activities was due primarily to the acquisition of Delta Millwork, Inc. during the first quarter of 1999. The decrease was partially offset by higher purchases of property, plant and equipment during the first quarter of 2000. Cash provided by financing activities during the first three months of 2000 was $2,198 compared to $2,683 during the first three months of 1999, primarily due to $6,270 of payments on the revolver during the first quarter of 2000 versus $6,582 of borrowing on the revolver in the first quarter of 1999.

OTHER CAPITAL RESOURCES

The Revolving Credit Facility, which was increased to $40,000 in June of 1999, has a maturity date of September

30, 2004. At March 31, 2000, the Company had $26,560 of availability under the Revolving Credit Facility, net of borrowings of $9,000 and outstanding letters of credit totaling $4,440, relating to workers' compensation benefits and utility deposits. As of May 11, 2000, the Company had $10,610 of availability under the Revolving Credit Facility, net of borrowings of $25,200 and outstanding letters of credit totalling $4,190, related to workers' compensation benefits and utility deposits.

CAPITAL EXPENDITURES

The Company had cash capital expenditures of $2,211 during the first three months of 2000 compared to $1,059 during the first three months of 1999. The first quarter capital expenditures were largely a result of the Company's continued efforts to increase efficiency through automation at its various divisions as well as to increase plant capacity at the Company's Extriders division. The increase was primarily related to capital expenditures at Heat and Champagne, acquired in May 1999. The Company expects capital expenditures, including capitalization of software implementation costs (exclusive of acquisitions) in 2000 to be approximately $11,000, however, actual capital requirements may change, particularly as a result of acquisitions the Company may make.

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

YEAR 2000 COMPLIANCE

The Company encountered no significant Year 2000 problems. The Company continues to maintain and assess its Year 2000 contingency plans in the event that Year 2000 problems occur. No further expenditures for year 2000 compliance are expected.

NEW ACCOUNTING PRONOUNCEMENT

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

SFAS 133 is effective for fiscal years beginning after June 15, 2000 and earlier is permitted as of the beginning of any fiscal quarter subsequent to June 15, 2000. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

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

                  None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ATRIUM COMPANIES, INC.
                                  (Registrant)

Date: May 15, 2000                By:  /s/ Jeff L. Hull
      ----------------                 ---------------------------------------
                                       Jeff L. Hull
                                       President,
                                       Chief Financial Officer, Treasurer and
                                       Director
                                       (Principal Executive Officer and
                                       Principal Financial Officer)

Date:  May 15,  2000              By:  /s/ Eric W. Long
      ----------------                 ---------------------------------------
                                       Eric W. Long
                                       Vice President, Corporate Controller
                                       and Secretary
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

          Exhibit                             Description
          -------                             -----------
            27                          Financial Data Schedule