Form 10-Q
period 2000-06-30
ATRIUM COMPANIES INC
filed 2000-08-21
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the quarterly period ended         June 30, 2000
                                        ------------------------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the transition period from _________________ to __________________

         Commission File Number:                   333-20095
                                 ----------------------------------------------

                             ATRIUM COMPANIES, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            75-2642488
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

   1341 W. MOCKINGBIRD LANE, SUITE 1200W, DALLAS, TEXAS 75247, (214)630-5757
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code and telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /
                                             -----    -----

                             ATRIUM COMPANIES, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...........................3

         Consolidated Statements of Operations for the Three Months Ended June 30, 2000 and 1999.........4

         Consolidated Statements of Operations for the Six Months Ended June 30, 2000 and 1999...........5

         Consolidated Statement of Stockholder's Equity for Six Months
         Ended June 30, 2000.............................................................................6

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and 1999..........................................................................7

         Notes to Consolidated Financial Statements...................................................8-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................15-19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................20

Items 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K...............................................................20

Signatures..............................................................................................20

Exhibit Index...........................................................................................21

                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        JUNE 30,              DECEMBER 31,
                                                                          2000                    1999
                                                                   --------------------    --------------------
                                ASSETS                                 (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents...................................       $      3,263            $     1,294
     Restricted cash.............................................                  -                    869
     Equity securities - available for sale......................                  -                    111
     Assets held for sale........................................             29,100                      -
     Accounts receivable, net....................................             60,252                 59,213
     Inventories.................................................             44,122                 61,277
     Prepaid expenses and other current assets...................              8,308                 12,441
     Deferred tax asset..........................................              3,118                  2,359
                                                                        ------------            -----------
        Total current assets.....................................            148,163                137,564

PROPERTY, PLANT AND EQUIPMENT, net...............................             28,027                 35,165
GOODWILL, net....................................................            263,701                287,873
DEFERRED FINANCING COSTS, net....................................             16,910                 17,607
DEFERRED TAX ASSET...............................................              5,899                      -
OTHER ASSETS.....................................................              5,979                  5,927
                                                                        ------------            -----------
        Total assets.............................................       $    468,679            $   484,136
                                                                        ============            ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable............................       $      2,355            $     2,297
     Accounts payable............................................             39,662                 26,737
     Accrued liabilities.........................................             22,433                 25,055
                                                                        ------------            -----------
        Total current liabilities................................             64,450                 54,089
                                                                        ------------            -----------

LONG-TERM LIABILITIES:
     Notes payable...............................................            323,545                314,414
     Deferred tax liability......................................                  -                  2,557
     Other long-term liabilities.................................              2,831                  3,056
                                                                        ------------            -----------
           Total long-term liabilities...........................            326,376                320,027
                                                                        ------------            -----------
           Total liabilities.....................................            390,826                374,116
                                                                        ------------            -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:

     Common stock $.01 par value, 3,000 shares authorized,
        100 shares issued and outstanding........................                  -                      -
     Paid-in capital.............................................            109,951                109,624
     Retained earnings (accumulated deficit).....................            (32,098)                   398
     Accumulated other comprehensive income......................                  -                     (2)
                                                                        ------------            ------------
           Total stockholder's equity............................             77,853                110,020
                                                                        ------------            -----------
                 Total liabilities and stockholder's equity......       $    468,679            $   484,136
                                                                        ============            ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           2000                1999
                                                                       ----------           ----------
NET SALES.........................................................     $  136,291           $  125,530
COST OF GOODS SOLD................................................        103,472               86,858
                                                                       ----------           ----------
    Gross profit..................................................         32,819               38,672

OPERATING EXPENSES:

    Selling, delivery, general and administrative expenses........         32,697               25,285
    Amortization expense..........................................          2,262                2,059
    Special charges...............................................         25,584                   70
                                                                       ----------           ----------
                                                                           60,543               27,414
                                                                       ----------           ----------
         Income (loss) from operations............................        (27,724)              11,258

INTEREST EXPENSE..................................................          8,972                6,353
OTHER INCOME, net.................................................            601                  115
                                                                       ----------           ----------

     Income (loss) before income taxes and extraordinary charge...        (36,095)               5,020

PROVISION (BENEFIT) FOR INCOME TAXES..............................         (7,214)               2,356
                                                                       ----------           ----------

       Income (loss) before extraordinary charge..................        (28,881)               2,664

EXTRAORDINARY CHARGE ON EARLY RETIREMENT
OF DEBT (net of income tax benefit of $1,170).....................              -                1,908
                                                                       ----------           ----------

NET INCOME (LOSS) ................................................     $  (28,881)          $      756
                                                                       ==========           ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           2000                 1999
                                                                        ----------           ----------
NET SALES........................................................       $  270,074           $  232,372
COST OF GOODS SOLD...............................................          200,177              161,566
                                                                        ----------           ----------
    Gross profit.................................................           69,897               70,806

OPERATING EXPENSES:
     Selling, delivery, general and administrative expenses......           63,785               48,435
     Amortization expense........................................            4,609                3,948
     Special charges.............................................           25,584                1,832
                                                                        ----------           ----------
                                                                            93,978               54,215
                                                                        ----------           ----------
          Income (loss) from operations..........................          (24,081)              16,591

INTEREST EXPENSE.................................................           17,729               10,699
OTHER INCOME, net................................................              833                  146
                                                                        ----------           ----------

    Income (loss) before income taxes and extraordinary charge...          (40,977)               6,038

PROVISION (BENEFIT) FOR INCOME TAXES.............................           (8,481)               3,184
                                                                        ----------           ----------

    Income (loss) before extraordinary charge....................          (32,496)               2,854

EXTRAORDINARY CHARGE ON EARLY RETIREMENT
OF DEBT (net of income tax benefit of $1,170)....................                -                1,908
                                                                        ----------           ----------

NET INCOME (LOSS) ...............................................       $  (32,496)          $      946
                                                                        ==========           ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 RETAINED     ACCUMULATED
                                                COMMON STOCK                     EARNINGS        OTHER          TOTAL
                                             ------------------     PAID-IN   (ACCUMULATED  COMPREHENSIVE   STOCKHOLDER'S
                                             SHARES      AMOUNT     CAPITAL      DEFICIT)    INCOME (LOSS)      EQUITY
                                             --------    ------     -------    ------------  -------------  -------------
Balance, December 31, 1999................        100    $     -    $ 109,624    $     398    $        (2)    $   110,020
   Other comprehensive income.............          -          -            -            -              2               2
   Net contribution from Atrium Corp......          -          -          327            -              -             327
   Net loss...............................          -          -            -      (32,496)             -         (32,496)
                                             --------    -------    ---------    ----------   -----------     ------------
Balance, June 30, 2000....................        100    $     -    $ 109,951    $ (32,098)   $         -     $    77,853
                                             ========    =======    =========    ==========   ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      2000               1999
                                                                                  --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).......................................................     $    (32,496)      $        946
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:...................................................
        Depreciation and amortization........................................            7,806              6,339
        Amortization of deferred financing costs.............................            1,125                806
        Accretion of discount................................................               81                  -
        Accretion of gain from interest rate collars.........................             (164)                 -
        Gains on sales of assets.............................................             (251)               (42)
        Write-down of assets.................................................           33,522                  -
        Gain on sale of equity securities....................................             (507)                 -
        Changes in assets and liabilities, net of acquisition in 1999: ......
         Accounts receivable, net............................................           (2,982)            (5,879)
         Inventories.........................................................          (12,142)            (3,792)
         Prepaid expenses and other current assets...........................            4,135                 98
         Deferred taxes......................................................           (9,214)                 -
         Accounts payable....................................................            6,316                (36)
         Accrued liabilities.................................................           (4,457)             2,937
                                                                                  -------------      ------------
              Net cash provided by (used in) operating activities............           (9,228)             1,377
                                                                                  -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment..............................           (4,318)            (6,115)
     Proceeds from sales of assets...........................................            1,876                 51
     Payment for acquisition, net of cash acquired...........................                -            (94,014)
     Proceeds from sale of equity securities.................................              620                  -
     Increase in other assets................................................           (2,558)            (2,099)
                                                                                  -------------      -------------
              Net cash used in investing activities..........................           (4,380)          (102,177)
                                                                                  -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of senior subordinated debt......................                -            172,368
     Net borrowings under revolving credit facility..........................           10,230              9,612
     Payments on senior subordinated notes...................................                -            (29,070)
     Payments on term loans B and C..........................................           (1,000)           (16,000)
     Distributions to Atrium Corporation ....................................             (173)           (23,256)
     Contribution from Atrium Corporation ...................................              500                  -
     Payments of other notes payable.........................................             (161)              (109)
     Payment of other long-term liabilities..................................                -             (2,003)
     Checks drawn in excess of bank balances.................................            6,609             (3,668)
     Deferred financing costs................................................             (428)            (7,074)
                                                                                  -------------      -------------
              Net cash provided by financing activities......................           15,577            100,800
                                                                                  ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................................            1,969                  -
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................            1,294                  -
                                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................     $      3,263       $          -
                                                                                  ============       ============

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

The unaudited consolidated financial statements of Atrium Companies, Inc. (the "Company") for the three months and six months ended June 30, 2000 and 1999, and financial position as of June 30, 2000 and December 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

SFAS 133 is effective for fiscal years beginning after June 15, 2000 and earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company is in the process of quantifying the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

ACQUISITIONS

The statement of operations for 1999 only includes the operations of certain acquisitions from the date they were acquired by the Company. The operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim-South, collectively "Darby-South") are included since the date of acquisition, January 27, 1999. The operations of Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") are included since the date of acquisition, May 17, 1999. The balance sheets include the accounts of Darby-South, Heat and Champagne as of June 30, 2000 and December 31, 1999.

The following unaudited pro forma information presents consolidated operating results as though the acquisiton of Darby-South (acquired January 27, 1999) and Heat and Champagne (acquired May 17, 1999) had occurred at the beginning of the periods presented. For the three and six month periods ended June 30, 2000, there is no difference between the actual and pro forma information as no acquisitions occurred during 2000.

                                               SIX MONTHS                  SIX MONTHS
                                                 ENDED                        ENDED
                                             JUNE 30, 2000                JUNE 30, 1999
                                           -------------------    ---------------------------------
                                              (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
                                                 ACTUAL              ACTUAL            PRO FORMA
                                           -------------------    ------------       --------------
NET SALES..............................      $   270,074           $   232,372         $  260,873
COST OF GOODS SOLD.....................          200,177               161,566            179,681
                                             -----------           -----------         ----------
  Gross profit.........................           69,897                70,806             81,192
OPERATING EXPENSES:
Selling, delivery, general and
administrative expenses................           63,785                48,435             57,847
Amortization expense...................            4,609                 3,948              4,678
Special charges........................           25,584                 1,832              1,832
                                             -----------           -----------         ----------
                                                  93,978                54,215             64,357
                                             -----------           -----------         ----------
  Income (loss) from operations........          (24,081)               16,591             16,835
INTEREST EXPENSE.......................           17,729                10,699             15,739
OTHER INCOME, net......................              833                   146                211
                                             -----------           -----------         ----------
Income (loss) before income taxes......          (40,977)                6,038              1,307
PROVISION (BENEFIT) FOR INCOME TAXES...           (8,481)                3,184              1,675
                                             -----------           -----------         ----------
 Net income (loss) from continuing
  operations...........................      $   (32,496)          $     2,854         $     (368)
                                             ===========           ===========         ==========
Other Information:

Depreciation  expense..................      $     3,197           $     2,391         $    2,929
                                             ===========           ===========         ==========

                                                THREE MONTHS                 THREE MONTHS
                                                   ENDED                        ENDED
                                               JUNE 30, 2000                JUNE 30, 1999
                                           -------------------    ---------------------------------
                                              (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
                                                 ACTUAL              ACTUAL            PRO FORMA
                                           -------------------    ------------       --------------
NET SALES..............................      $   136,291           $   125,530         $  137,586
COST OF GOODS SOLD.....................          103,472                86,858             93,756
                                             -----------           -----------         ----------
  Gross profit.........................           32,819                38,672             43,830
OPERATING EXPENSES:
Selling, delivery, general and
administrative expenses................           32,697                25,285             28,391
Amortization expense...................            2,262                 2,059              2,339
Special charges........................           25,584                    70                 70
                                             -----------           -----------         ----------
                                                  60,543                27,414             30,800
                                             -----------           -----------         ----------
  Income (loss) from operations........          (27,724)               11,258             13,030
INTEREST EXPENSE.......................            8,972                 6,353              7,870
OTHER INCOME, net......................              601                   115                142
                                             -----------           -----------         ----------
Income (loss) before income taxes......          (36,095)                5,020              5,302
PROVISION (BENEFIT) FOR INCOME TAXES...           (7,214)                2,356              2,604
                                             -----------           -----------         ----------
 Net income (loss) from continuing
  operations...........................      $   (28,881)          $     2,664         $    2,698
                                             ===========           ===========         ==========
Other Information:



Depreciation  expense..................      $     1,611           $     1,342         $    1,518
                                             ===========           ===========         ==========


2.       EQUITY SECURITIES - AVAILABLE FOR SALE:

Investments in equity securities - available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded as other comprehensive income in stockholder's equity.

3.       ASSETS HELD FOR SALE:

As described in Note 9, the Company intends to sell its Wing and Atrium Wood patio door operations to unrelated third parties. These sales are expected to be completed by August 31, 2000. At June 30, 2000, the carrying value of the net assets subject to these sales was reduced to fair value based on the estimated selling prices less the costs to sell. The assets, as described below, pertaining to these sales have been segregated on the June 30, 2000 consolidated balance sheet. The components of such assets held for sale as of June 30, 2000 are as follows:

   WING:
   Inventory..................................................    $    19,660
   Property, plant and equipment..............................          5,573
                                                                  -----------
                                                                                       $  25,233

   ATRIUM WOOD PATIO DOOR OPERATIONS:

   Accounts receivable........................................    $     1,500
   Inventory..................................................          1,699
   Property, plant and equipment..............................            668
                                                                  -----------
                                                                                       $   3,867
                                                                                       ---------
   Total Assets held for sale                                                          $  29,100
                                                                                       =========

4.       INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor, and manufacturing overhead.

Inventories consisted of the following:

                                                                         JUNE 30,           DECEMBER 31,
                                                                           2000                 1999
                                                                     -----------------    -----------------
                                                                       (UNAUDITED)
                  Raw materials.................................      $       27,935       $       32,481
                  Work-in-process...............................                 630                4,688
                  Finished goods................................              16,112               24,071
                                                                      --------------       --------------
                                                                              44,677               61,240
                  LIFO reserve..................................                (555)                  37
                                                                      ---------------      --------------
                                                                      $       44,122       $       61,277
                                                                      ==============       ==============

5.       NOTES PAYABLE:

Notes payable consisted of the following:

                                                                         JUNE 30,           DECEMBER 31,
                                                                           2000                 1999
                                                                     -----------------    -----------------
                                                                       (UNAUDITED)
                  Revolving credit facility.....................      $       25,500       $       15,270
                  Term loan B...................................              58,250               58,750
                  Term loan C...................................              69,180               69,680
                  Senior subordinated notes.....................             175,000              175,000
                  Other.........................................                 426                  548
                                                                      --------------       --------------
                                                                             328,356              319,248
                  Less:
                  Unamortized debt discount.....................              (2,456)              (2,537)
                  Current portion of notes payable..............              (2,355)              (2,297)
                                                                      ---------------      ---------------
                     Long-term debt                                   $      323,545       $      314,414
                                                                      ==============       ==============


The Credit Agreement requires the Company to meet certain financial tests pertaining to, interest coverage, fixed charge coverage, and leverage. On August 14, 2000, effective June 30, 2000, the Company amended its Credit Agreement with regards to certain financial covenants. After giving effect to the amendment, the Company is in compliance with all related covenants at June 30, 2000.

6.       CONTINGENCIES:

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

7.       INTEGRATION ACTIVITIES:

In connection with the acquisition of Atrium in 1998, certain integration activities were undertaken in the acquired business. These activities included the elimination of certain product lines and the associated inventory, severance paid to employees terminated through the elimination of redundant positions, costs associated with plant closings and rent expenses related to the idle facilities. In connection with these integration activities the Company recorded accrued provisions using the purchase method of accounting. The activity impacted by these provisions is summarized as follows:

                                                BALANCE AT                        BALANCE AT
                                               DECEMBER 31,     EXPENDITURES       JUNE 30,
                                                   1999            IN 2000           2000
                                              -------------    --------------    ------------
         Product line rationalization...       $       198      $      (198)      $        0
         Idle facility expenses.........               748             (355)             393
                                               -----------      -----------       ----------
                                               $       946      $      (553)      $      393
                                               ===========      ===========       ==========


8.       SUBSIDIARY GUARANTORS:

In connection with the issuance of the Notes, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast, ADW-West Coast, ADW-Arizona, Wing, Darby, Darby-South, Heat and Champagne (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of Wing, ADW-Northeast, ADW-West Coast, ADW-Arizona and Darby are included for all periods. The operations of Darby-South are included since their date of acquisition, January 27, 1999, and the operations of Heat and Champagne are included since their date of acquisition, May 17, 1999. The balance sheet information includes all subsidiaries and divisions as of June 30, 2000 and December 31, 1999. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

Following is summarized combined financial information pertaining to these Subsidiary Guarantors:

                                                         JUNE 30,       DECEMBER 31,
                                                           2000            1999
                                                      -------------    -------------
                                                       (UNAUDITED)
     Current assets..................................  $    32,289      $    59,658
     Noncurrent assets...............................      172,497          206,938
     Current liabilities.............................       26,244           26,118
     Noncurrent liabilities..........................      183,825          200,620


                                                         SIX MONTHS ENDED JUNE 30,
                                                      ------------------------------
                                                            2000            1999
                                                      -------------    -------------
                                                       (UNAUDITED)      (UNAUDITED)
     Net sales.......................................  $   173,787      $   121,225
     Gross profit....................................       44,303           30,944
     Net income (loss) from continuing operations....      (26,290)          (1,916)

                                                        THREE MONTHS ENDED JUNE 30,
                                                      ------------------------------
                                                            2000            1999
                                                      -------------    -------------
                                                       (UNAUDITED)      (UNAUDITED)
     Net sales.......................................  $    86,232      $    61,946
     Gross profit....................................       23,580           15,343
     Net income (loss) from continuing operations....      (21,423)          (2,211)

The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

9.       SPECIAL CHARGES AND DIVESTITURES ("WOOD DIVESTITURES"):

WING DIVESTITURE:

On June 30, 2000, the Company signed a definitive agreement to sell substantially all of the assets of Wing Industries, Inc., its wood interior door subsidiary ("Wing") to Premdor Corporation, a subsidiary of Premdor Inc. (NYSE:PI ) (Toronto: PDI). The transaction is expected to close by August 31, 2000, assuming receipt of necessary regulatory approvals and is subject to a Hart-Scott-Rodino Act filing. In connection with the sale, the Company expects to receive approximately $25 million in proceeds. As such, the Company has recorded a special charge related to this divestiture as follows:

   WING SPECIAL CHARGE:

   NON-CASH CHARGES:
   Goodwill write-off............................................  $    21,087
   Capitalized software costs writedown..........................        1,662
                                                                   -----------
   Total non-cash charges........................................                 $    22,749

   FUTURE CASH CHARGES:
   Expense associated with operating leases of idle facilities...  $     1,334
   Expense associated with operating leases of idle equipment....          237
                                                                   -----------
   Total future cash charges.....................................                       1,571
                                                                                  -----------
   Total special charge - Wing divestiture                                        $    24,320
                                                                                  ===========

ATRIUM WOOD PATIO DOOR DIVESTITURE:

During the second quarter of 2000, the Company also committed to sell its Atrium wood patio door division. On August 10, 2000, the Company reached an agreement in principle to sell substantially all of its Atrium wood patio door division assets to an unrelated third-party. Although a definitive purchase and sale agreement has not been signed, the Company expects to complete this transaction by August 31, 2000, upon the completion of a definitive agreement. In connection with the sale, the Company expects to receive approximately $3.9 million in proceeds. As such, the Company has recorded a special charge related to this divestiture as follows:

   ATRIUM WOOD PATIO DOOR DIVESTITURE:

   NON-CASH CHARGES:
   Property, plant and equipment writedown.......................                 $     1,000

   FUTURE CASH CHARGES:
   Expense associated with operating leases of idle facilities...                         264
                                                                                  -----------
   Total special charge - Atrium wood patio door divestiture.....                 $     1,264
                                                                                  ===========

In addition to the above charges, the Company recorded writedowns related to the sale of inventory of $5,338 and $2,600, respectively, related to the Wing and Atrium Wood Patio Door divestitures, that is included in cost of goods sold.

Following is the summarized combined results of operations pertaining to these Wood Divestitures including the writedown of assets of $33,522 in 2000:

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------------------
                                                                       2000                1999
                                                                -------------------  -------------------
                                                                   (UNAUDITED)          (UNAUDITED)
   Net sales..................................................    $       82,611      $       88,483
   Gross profit...............................................             5,228              17,684
   Net income (loss) from continuing operations...............           (40,812)                892


                                                                       THREE MONTHS ENDED JUNE 30,
                                                                ----------------------------------------
                                                                       2000                1999
                                                                -------------------  -------------------
                                                                   (UNAUDITED)          (UNAUDITED)
   Net sales..................................................       $    36,433            $ 42,285
   Gross profit...............................................            (2,694)              7,543
   Net income (loss) from continuing operations...............           (39,593)               (238)


10.      SUBSEQUENT EVENTS:

ELLISON ACQUISITION:

On March 29, 2000, and amended on July 28, 2000, the Company announced the signing of a definitive purchase and sale agreement to acquire the assets of Ellison Window and Door and the stock of Ellison Extrusion Systems, Inc. (collectively "Ellison") for a combined purchase price of $126,750. The acquisition proceeds include approximately $100,000 of cash, $500 of assumed indebtedness and $26,250 of D and W Holdings, Inc. ("D and W") stock. The cash portion of the acquisition will be funded through a combination of approximately $76,000 new equity from D and W in the form of common equity and/or discount notes, $20,000 from the proceeds of the Wing divestiture and the remainder coming from an additional borrowing on the Company's existing Credit Agreement.

The acquisition will be accounted for as a purchase in accordance with APB 16. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") will be approximately $93,000, which will be amortized over 40 years. The results of operations for the acquired business will be included in the Company's operations subsequent to the completion of the transaction, which is expected to be on or about August 31, 2000.

MT. PLEASANT FACILITY:

On July 17, 2000, the Company exercised its right to purchase the Mt. Pleasant, Texas facility, which was previously used by Wing for $454. On August 11, 2000, the Company sold the facility to an unrelated party for $907. The Company will record a gain related to the sale of approximately $453 during the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING STATEMENTS

This 10-Q contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to the Company that are based on the beliefs of management. When used in this 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the risks and uncertainties regarding the operations and the results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the second quarter ended and six months ended June 30, 2000 are not necessarily indicative of results expected for the full year.

The operations of Darby-South are included since their date of acquisition, January 27, 1999, and the operations of Heat and Champagne are included since their date of acquisition, May 17, 1999. The balance sheet information includes all subsidiaries and divisions as of June 30, 2000 and December 31, 1999.

NET SALES. Net Sales increased by $10,761 from $125,530 during the second quarter of 1999 to $136,291 during the second quarter of 2000 and $37,702 from $232,372 during the first six months of 1999 to $270,074 during the first six months of 2000. The increase was primarily due to a combined increase in net sales of $14,140 during the second quarter of 2000 and $34,587 during the first six months of 2000 from the acquisitions of Heat and Champagne, which were acquired during the second quarter of 1999. Excluding the acquisitions during 1999, the increase included approximately $3,608 from its aluminum window operations, or a 7.2% growth rate, for the second quarter of 2000, and $7,890, or a 8.1% growth rate, for the first six months of 2000 and the vinyl window operations included approximately $570, or a 5.6% growth rate, for the second quarter of 2000, and $1,506, or a 8.3% growth rate, for the first six months of 2000. These increases were partially offset by a decline of $3,849 (or 54.7%) during the second quarter of 2000 and $5,554 (or 47.7%) during the first six months of 2000 from its wood patio door operations due to the Company's efforts to eliminate less-profitable sales territories. During the second quarter of 2000, the net sales from the Wing operations declined $2,010 (or 5.7%) as their largest customer, The Home Depot, began shifting their business to other interior door manufacturers.

COST OF GOODS SOLD. Cost of goods sold increased from 69.2% of net sales during the second quarter of 1999 to 75.9% of net sales during the second quarter of 2000 and 69.5% of net sales during the first six months of 1999 to 74.1% of net sales during the first six months of 2000. The increase as a percentage of net sales was due largely to the Wing and wood patio door operations. Wing experienced increases in material costs, up from 59.5% of net sales during the second quarter and first six months of 1999 to 69.2% of net sales during the first six months of 2000 (78.6% during the second quarter of 2000), primarily the result of a $5,338 write-down of inventory that was recorded during the second quarter of 2000 relating to their divestiture. The wood patio door operations increased from 75.0% of net sales during the second quarter of 1999 to 166.6% of net sales during the second quarter of 2000 and 75.6% of net sales during the first six months of 1999 to 126.8% of net sales during the first six months of 2000. The increase at the wood patio door division was primarily due to material costs as a $2,600 write-down of inventory was recorded during the second quarter of 2000 relating to the pending divestiture of the division. These increases were partially offset by the aluminum and vinyl window divisions which had favorable material costs during the second quarter and six month period ended June 30, 2000. The LIFO reserve expense during the first six months of 2000 was $593 ($222 during the second quarter of 2000) and the LIFO reserve benefit was $552 during the second quarter and first six months of 1999. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and, the effects of changes in sales prices, material costs and changes in productivity levels.

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $7,412 from $25,285 (20.1% of net sales during the second quarter of 1999) to $32,697 (24.0% of net sales during the second quarter of 2000) and increased $15,350 from $48,435 (20.8% of net sales during the first six months of 1999) to $63,785 (23.6% of net sales during the first six months of 2000). Wing's selling, delivery, general and administrative expenses were up from 20.2% of net sales during the first six months of 1999 (19.8% during the second quarter of 1999) to 27.1% of net sales during the first six months of 2000 (33.8% during the second quarter of 2000), due to increased labor and freight expense. The remaining increase is also largely due to the inclusion of selling, delivery, general and administrative expenses at Heat and Champagne, which have higher selling expenses as a percentage of net sales. The combined Heat and Champagne selling, delivery, general and administrative expenses were $7,930 (28.1% of net sales) during the second quarter of 2000, an increase of $4,262 over the second quarter of 1999 (26.0% of net sales) and $15,044 (30.9% of net sales) during the first six months of 2000, an increase of $11,376 over the first six months of 1999 (26.0% of net sales). If the acquisitions had been included for the entire first six months of 1999, selling, delivery general and administrative expenses would have been 22.3% in 1999. Excluding the acquisitions during 1999, the aluminum windows operations improved from 21.0% of net sales during the first six months of 1999 (20.6% of net sales during the second quarter of 1999) to 19.3% of net sales during the first six months of 2000 (18.8% of net sales during the second quarter of 2000) and the vinyl window operations improved from 26.9% of net sales during the first six months of 1999 (24.9% of net sales during the second quarter of 1999) to 26.4% of net sales during the first six months of 2000 (24.1% of net sales during the second quarter of 2000). Additionally, delivery and selling expenses increased due to the increase in sales and increased fuel costs.

AMORTIZATION EXPENSE. Amortization expense increased $203 from $2,059 during the second quarter of 1999 to $2,262 during the second quarter of 2000 and $661 from $3,948 during the first six months of 1999 to $4,609 during the six months of 2000. The increase was largely due to the amortization of goodwill recorded in connection the acquisitions of Heat and Champagne.

SPECIAL CHARGES. During the second quarter of 2000, the Company recorded a one-time charge of $25,584, of which $24,320 related to the write-off of certain intangible assets and the write-down of certain assets related to the sale of Wing and $1,264 related to the write-down of certain assets at the wood patio door operations. During the first quarter of 1999, the Company recorded a one-time charge of $1,762 for severance benefits incurred in connection with the separation agreement entered into by the Company and the former President and Chief Executive Officer.

INTEREST EXPENSE. Interest expense increased $2,619 from $6,353 during the second quarter of 1999 to $8,972 during the second quarter of 2000 and $7,030 from $10,699 during the first six months of 1999 to $17,729 during the first six months of 2000. The increase in interest expense was due primarily to the $175,000 senior subordinated notes the Company issued on May 17, 1999. The notes were issued in connection with the acquisitions of Heat and Champagne and are due May 1, 2009. In addition, the increase in interest expense included the amortization of deferred financing costs and accretion of the discount recorded in connection with the issuance of $175,000 of senior subordinated notes.

INCOME TAXES. The Company's effective tax rate was 20.0% during the second quarter of 2000 and 20.7% during the first six months of 2000 due largely to non-deductible goodwill amortization expense of approximately $1,468 and $2,937, respectively and the write-off of non-deductible goodwill of $13,060, related to the sale of Wing. Excluding the effects of non-deductible expenses, the Company's effective tax rate would have been approximately 33.4% during the second quarter of 2000 and 34.0% during the first six months of 2000.

RECENT DEVELOPMENTS

ELLISON ACQUISITION:

On March 29, 2000, and amended on July 28, 2000, the Company announced the signing of a definitive purchase and sale agreement to acquire the assets of Ellison Window and Door and the stock of Ellison Extrusion Systems, Inc. (collectively "Ellison") for a combined purchase price of $126,750. The acquisition proceeds include approximately $100,000 of cash, $500 of assumed indebtedness and $26,250 of D and W stock. The cash portion of the acquisition will be funded through a combination of approximately $76,000 new equity from D and W in the form of common equity and/or discount notes, $20,000 from the proceeds of the Wing divestiture and the remainder coming from an additional borrowing on the Company's existing Credit Agreement.

The acquisition will be accounted for as a purchase in accordance with APB 16. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") will be approximately $93,000, which will be amortized over 40 years. The results of operations for the acquired business will be included in the Company's operations subsequent to the completion of the transaction, which is expected to be on or about August 31, 2000.

"WOOD DIVESTITURES":

WING DIVESTITURE:

On June 30, 2000, the Company signed a definitive agreement to sell substantially all of the assets of Wing Industries, Inc., its wood interior door subsidiary ("Wing") to Premdor Corporation, a subsidiary of Premdor Inc. (NYSE:PI ) (Toronto: PDI). The transaction is expected to close by August 31, 2000, assuming receipt of necessary regulatory approvals and is subject to a Hart-Scott-Rodino Act filing. In connection with the sale, the Company expects to receive approximately $25 million in proceeds. As such, the Company has recorded a one-time special charge of $24,320, of which included non-cash charges of $22,749 related to the write-off of certain intangible assets and the write-down of capitalized software costs and cash charges of $1,571, relating to operating leases of idle facilities and equipment. Additionally, the Company recorded a writedown of inventory of $5,338 that is included in cost of goods sold.

ATRIUM WOOD PATIO DOOR DIVESTITURE:

During the second quarter of 2000, the Company also committed to sell its Atrium wood patio door division. On August 10, 2000, the Company reached an agreement in principle to sell substantially all of its Atrium wood patio door division assets to a third-party. Although a definitive purchase and sale agreement has not been signed, the Company expects to complete this transaction by August 31, 2000, upon the completion of a definitive purchase and sale agreement. In connection with the sale, the Company expects to receive approximately $3.9 million in proceeds. As such, the Company has recorded a one-time special charge of $1,264, of which included non-cash charges of $1,000 related to the write-down of property, plant and equipment and cash charges of $264, relating to operating leases of idle facilities. Additionally, the Company recorded a writedown of inventory of $2,600 that is included in cost of goods sold.

Had the Company completed the Wood Divestitures as of January 1, 1999, the pro forma summary financial results (including the acquisitions of Darby-South, Heat and Champagne) for the six month period ending June 30, 2000 and 1999 would have been as follows:

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------------------
                                                                       2000                 1999
                                                                -------------------  -------------------
   Net sales..................................................    $      187,463       $      172,364
   Gross profit...............................................            64,669               63,507
   Income from operations.....................................    $       16,731       $       12,568
                                                                  ==============       ==============

   EBITDA (1).................................................    $       25,373       $       25,055
                                                                  ==============       ==============
   LIFO reserve expense (benefit).............................    $          593       $         (522)
                                                                  ==============       ==============
   EBITDA excluding LIFO reserve expense (benefit)............    $       25,966       $       24,533
                                                                  ==============       ==============


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

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and availability under the Company's Revolving Credit Facility are the Company's principal sources of liquidity. During the first six months of 2000, cash was primarily used for increases in working capital, capital expenditures and debt payments. Net cash used in operating activities was $9,228 during first six months of 2000 ($12,539 during the second quarter of 2000) compared to cash provided by operating activities of $1,377 during the first six months of 1999 ($697 during the second quarter of 1999). The increase in cash used in operating activities is largely due to increases in inventory. Net cash used in investing activities during the first six months of 2000 was $4,380 ($1,181 during the second quarter of 2000 compared to $102,177 during the first six months of 1999 ($98,814 during the second quarter of 1999). The decrease in cash used in investing activities was due primarily to the acquisition of Heat and Champagne during the second quarter of 1999 and Delta Millwork, Inc. during the first quarter of 1999. Cash provided by financing activities during the first six months of 2000 was $15,577 ($13,379 during the second quarter of 2000) compared to $100,800 during the first six months of 1999 ($98,117 during the second quarter of 1999). The decrease from prior year was due to the $175,000 senior subordinated notes the Company issued on May 17, 1999 (due May 1, 2009) in connection with the acquisitions of Heat and Champagne.

OTHER CAPITAL RESOURCES

The Revolving Credit Facility, which was increased to $40,000 in June of 1999, has a maturity date of September 30, 2004. At June 30, 2000, the Company had $10,190 of availability under the Revolving Credit Facility, net of borrowings of $25,500 and outstanding letters of credit totaling $4,310, relating to workers' compensation benefits and utility deposits. As of August 18, 2000, the Company had cash of $2,283 and $10,190 of availability under the Revolving Credit Facility, net of borrowings of $25,500 and outstanding letters of credit totaling $4,310. Additionally, in connection with the divestitures of Wing and Atrium Wood and the acquisition of Ellison, the Company intends to pay down approximately $21,000 of its Revolving Credit Facility. These transactions are expected to be completed on or about August 31, 2000.

CAPITAL EXPENDITURES

The Company had cash capital expenditures of $4,318 during the first six months of 2000 ($2,107 during the second quarter of 2000) compared to $6,115 during the first six months of 1999 ($5,056 during the second quarter of 1999). Capital expenditures during the first six months were largely a result of the Company's continued efforts to increase efficiency through automation at its various divisions as well as to increase plant capacity at the Company's extruders division. The Company expects capital expenditures, including capitalization of software implementation costs (exclusive of acquisitions) in 2000 to be approximately $11,000, however, actual capital requirements may change, particularly as a result of acquisitions the Company may make.

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

SFAS 133 is effective for fiscal years beginning after June 15, 2000 and earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 2000. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company is in the process of quantifying the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

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

         (b)      Reports on Form 8-K

                  On May 17, 2000, in accordance with Items 5 and 7 of Form 8-K, the Company filed a Report on Form 8-K announcing that the Company has been notified by The Home Depot that the retailer plans to shift its interior door business from the Wing interior wood door division to two integrated full-line door manufacturers.

                  On July 11, 2000, in accordance with Items 5 and 7 of Form 8-K, the Company filed a Report on Form 8-K announcing the signing of a definitive agreement to sell substantially all the assets of Wing Industries, Inc., its wood interior door subsidiary to Premdor Corporation, a subsidiary of Premdor Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ATRIUM COMPANIES, INC.
                                    (Registrant)


Date: August 21, 2000               By:  /s/ Jeff L. Hull
      -------------------              -----------------------------------------
                                       Jeff L. Hull
                                       President,
                                       Chief Financial Officer, Treasurer and
                                       Director

Date: August 21,  2000              By:  /s/ Eric W. Long
      -------------------              -----------------------------------------
                                       Eric W. Long
                                       Vice President, Corporate Controller
                                       and Secretary

                                  EXHIBIT INDEX

          EXHIBIT                                          DESCRIPTION
          -------                                          -----------

            27                                       Financial Data Schedule