Form 10-Q
period 2000-09-30
ATRIUM COMPANIES INC
filed 2000-11-13
CIK 1029336

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         September 30, 2000

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to

         Commission File Number:                   333-20095

                             ATRIUM COMPANIES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      75-2642488
-------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

   1341 W. MOCKINGBIRD LANE, SUITE 1200W, DALLAS, TEXAS 75247, (214) 630-5757
  ----------------------------------------------------------------------------
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

                                         QUARTER ENDED SEPTEMBER 30, 2000

                                                       INDEX


                                                                                                      Page
                                                                                                      ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999......................3

         Consolidated Statements of Operations for the Three Months Ended
         September 30, 2000 and 1999.....................................................................4

         Consolidated Statements of Operations for the Nine Months Ended
         September 30, 2000 and 1999 ....................................................................5

         Consolidated Statement of Stockholder's Equity for the Nine Months
         Ended September 30, 2000........................................................................6

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2000 and 1999.....................................................................7

         Notes to Consolidated Financial Statements...................................................8-13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................14-20

PART II.  OTHER INFORMATION

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

Items 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K...............................................................21

Signatures..............................................................................................21

Exhibit Index...........................................................................................22


                                              ATRIUM COMPANIES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                         2000                    1999
                                                                     -------------           ------------
                                ASSETS                                (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents...................................      $  3,391                  $1,294
     Restricted cash.............................................        23,930                     869
     Equity securities - available for sale......................             -                     111
     Assets held for sale........................................           460                       -
     Accounts receivable, net....................................        57,037                  59,213
     Inventories.................................................        41,934                  61,277
     Prepaid expenses and other current assets...................         4,180                  12,441
     Deferred tax asset..........................................         3,118                   2,359
                                                                       --------                --------
        Total current assets.....................................       134,050                 137,564

PROPERTY, PLANT AND EQUIPMENT, net...............................        32,816                  35,165
GOODWILL, net....................................................       261,986                 287,873
DEFERRED FINANCING COSTS, net....................................        16,338                  17,607
DEFERRED TAX ASSET...............................................        12,460                       -
OTHER ASSETS.....................................................         6,561                   5,927
                                                                       --------                --------
        Total assets.............................................      $464,211                $484,136
                                                                       ========                ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

     Current portion of notes payable............................        $2,296                  $2,297
     Accounts payable............................................        31,216                  26,737
     Accrued liabilities.........................................        30,694                  25,055
                                                                       --------                --------
        Total current liabilities................................        64,206                  54,089

LONG-TERM LIABILITIES:

     Notes payable...............................................       329,072                 314,414
     Deferred tax liability......................................             -                   2,557
     Other long-term liabilities.................................         2,748                   3,056
                                                                       --------                --------
           Total long-term liabilities...........................       331,820                 320,027
                                                                       --------                --------
           Total liabilities.....................................       396,026                 374,116
                                                                       --------                --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:

     Common stock $.01 par value, 3,000 shares authorized,
        100 shares issued and outstanding........................             -                       -
     Paid-in capital.............................................       114,951                 109,624
     Retained earnings (accumulated deficit).....................       (46,766)                    398
     Accumulated other comprehensive income (loss)...............             -                      (2)
                                                                       --------                --------
           Total stockholder's equity............................        68,185                 110,020
                                                                       --------                --------
                 Total liabilities and stockholder's equity......      $464,211                $484,136
                                                                       ========                ========


               The accompanying notes are an integral part of the consolidated financial statements.

                                         ATRIUM COMPANIES, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                          (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)


                                                                         2000                 1999
                                                                       --------             --------

     NET SALES.......................................................  $113,321             $133,812
     COST OF GOODS SOLD..............................................    91,784               91,268
                                                                       --------             --------
         Gross profit................................................    21,537               42,544
                                                                       --------             --------

     OPERATING EXPENSES:

         Selling, delivery, general and administrative expenses......    32,240               29,763
         Amortization expense........................................     2,077                2,376
         Special charges.............................................       125                   18
                                                                       --------             --------
                                                                         34,442               32,157
                                                                       --------             --------
              Income (loss) from operations..........................   (12,905)              10,387

     INTEREST EXPENSE................................................     9,216                9,091
     OTHER INCOME, net...............................................       607                  719
                                                                       --------             --------

          Income (loss) before income taxes..........................   (21,514)               2,015

     PROVISION (BENEFIT) FOR INCOME TAXES............................    (6,845)               1,349
                                                                       --------             --------

     NET INCOME (LOSS) ..............................................  $(14,669)                $666
                                                                       ========             ========



               The accompanying notes are an integral part of the consolidated financial statements.

                                          ATRIUM COMPANIES, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                          (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)


                                                                           2000                 1999
                                                                         --------             --------

     NET SALES.........................................................  $383,395             $366,184
     COST OF GOODS SOLD................................................   291,961              252,834
                                                                         --------             --------
         Gross profit..................................................    91,434              113,350
                                                                         --------             --------

     OPERATING EXPENSES:
         Selling, delivery, general and administrative expenses........    96,025               78,199
         Amortization expense..........................................     6,687                6,324
         Special charges...............................................    25,708                1,849
                                                                         --------             --------
                                                                          128,420               86,372
                                                                         --------             --------
              Income (loss) from operations............................   (36,986)              26,978

     INTEREST EXPENSE..................................................    26,945               19,790
     OTHER INCOME, net.................................................     1,441                  865
                                                                         --------             --------

          Income (loss) before income taxes and extraordinary charge...   (62,490)               8,053

     PROVISION (BENEFIT) FOR INCOME TAXES..............................   (15,326)               4,532
                                                                         --------             --------

          Income (loss) before extraordinary charge....................   (47,164)               3,521

     EXTRAORDINARY CHARGE ON EARLY RETIREMENT

     OF DEBT (net of income tax benefit of $1,170).....................         -                1,908
                                                                         --------             --------

     NET INCOME (LOSS) ................................................  $(47,164)              $1,613
                                                                         ========             ========


               The accompanying notes are an integral part of the consolidated financial statements.

                                              ATRIUM COMPANIES, INC.
                                             CONSOLIDATED STATEMENT OF
                                               STOCKHOLDER'S EQUITY
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                    (UNAUDITED)


                                                                                    RETAINED    ACCUMULATED
                                                   COMMON STOCK                     EARNINGS       OTHER          TOTAL
                                                -----------------      PAID-IN    (ACCUMULATED COMPREHENSIVE  STOCKHOLDER'S
                                                SHARES     AMOUNT      CAPITAL      DEFICIT)   INCOME (LOSS)      EQUITY
                                                ------     ------      -------    ------------ -------------  -------------

Balance, December 31, 1999...................      100     $    -     $109,624      $     398     $     (2)     $ 110,020
  Other comprehensive income.................        -          -            -              -            2              2
  Net contribution from Atrium Corporation...        -          -        5,327              -            -          5,327
  Net loss...................................        -          -            -        (47,164)           -        (47,164)
                                                ------     ------     --------      ---------     --------      ---------
Balance, September 30, 2000..................      100     $    -     $114,951      $ (46,766)    $      -      $  68,185
                                                ======     ======     ========      =========     ========      =========


               The accompanying notes are an integral part of the consolidated financial statements.

                                          ATRIUM COMPANIES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                          (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)


                                                                                    2000             1999
                                                                                  --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).......................................................     $(47,164)       $   1,613
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:...................................................
        Depreciation and amortization........................................       11,416           10,792
        Amortization of deferred financing costs.............................        1,754            1,184
        Accretion of discount................................................          123               56
        Accretion of gain from interest rate collars.........................         (245)               -
        Gain on sales of assets..............................................         (693)             (71)
        Special charge.......................................................       25,708                -
        Gain on sale of equity securities....................................         (507)               -
        Deferred tax provision (benefit).....................................      (15,775)           1,467
        Changes in assets and liabilities, net of acquisition in 1999: ......
         Assets held for sale................................................          460                -
         Accounts receivable, net............................................        1,733           (5,678)
         Inventories.........................................................       18,423           (7,298)
         Prepaid expenses and other current assets...........................        8,201            3,100
         Accounts payable....................................................       (2,181)           8,561
         Accrued liabilities.................................................        3,279            9,640
                                                                                  --------        ---------
              Net cash provided by operating activities......................        4,532           23,366
                                                                                  --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment..............................      (10,924)         (11,368)
     Proceeds from sales of assets...........................................        2,801               90
     Transfer to restricted cash.............................................      (23,930)               -
     Net proceeds from divestitures of Wing and Atrium Wood fixed assets.....        6,382                -
     Payment for acquisition, net of cash acquired...........................            -          (94,709)
     Proceeds from sale of equity securities.................................          620                -
     Increase in other assets................................................       (3,441)          (4,424)
                                                                                  --------        ---------
                Net cash used in investing activities........................      (28,492)        (110,411)
                                                                                  --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of senior subordinated notes.....................            -          172,368
     Net borrowings (payments) under revolving credit facility...............       16,230           (1,118)
     Payment on senior subordinated notes....................................            -          (29,070)
     Payment on term loan B..................................................            -          (15,000)
     Scheduled principal payments on term loans B and C......................       (1,500)          (1,500)
     Distribution to Atrium Corporation .....................................         (173)         (25,312)
     Contribution from Atrium Corporation ...................................        5,500                -
     Payments of other notes payable.........................................         (233)            (169)
     Payments of other long-term liabilities.................................            -           (2,003)
     Checks drawn in excess of bank balances.................................        6,659           (4,012)
     Deferred financing costs................................................         (426)          (7,139)
                                                                                  --------        ---------
                Net cash provided by financing activities....................       26,057           87,045
                                                                                  --------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................................        2,097                -
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................        1,294                -
                                                                                  --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................     $  3,391        $       -
                                                                                  ========        =========


               The accompanying notes are an integral part of the consolidated financial statements.

                            ATRIUM COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION:

The unaudited consolidated financial statements of Atrium Companies, Inc. (the "Company") for the three months and nine months ended September 30, 2000 and 1999, and financial position as of September 30, 2000 and December 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FAS No. 133--Amendment of FAS No. 133" (combined "SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

In December 1999, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on revenue recognition issues. In June 2000, the Commission issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" which delayed the implementation of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the implementation of SAB 101 will have a material effect on out financial position or results of operations.

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

The following unaudited pro forma information presents consolidated operating results as though the acquisiton of Darby-South (acquired January 27, 1999) and Heat and Champagne (acquired May 17, 1999) had occurred at the beginning of the periods presented. For the three month periods ended September 30, 2000 and 1999, there is no difference between the actual and pro forma information because the acquisitions have been included in operations for a full period. The operating results of Wing and Atrium Wood Patio doors are not excluded since they are not reportable segments. However, see footnote 9 for the summarized combined results pertaining to Wing and Atrium Wood Patio Doors.


                                                  NINE MONTHS
                                                     ENDED                    NINE MONTHS
                                                  SEPTEMBER 30,                   ENDED
                                                     2000                 SEPTEMBER 30, 1999
                                               -----------------  -----------------------------------
                                                  (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                     ACTUAL            ACTUAL            PRO FORMA
                                               -----------------  -----------------  ----------------

     Net sales...........................        $  383,395         $  366,184          $  394,659
     Gross profit........................            91,434            113,350             123,736
     Net income (loss) from continuing
      operations.........................           (47,164)             3,521                 267


2.       EQUITY SECURITIES - AVAILABLE FOR SALE:

Investments in equity securities - available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded as other comprehensive income in stockholder's equity.

3.       ASSETS HELD FOR SALE:

During the third quarter of 2000, the Company sold its Wing interior wood doors and Atrium Wood Patio Door operations to unrelated third parties (see note 9). At September 30, 2000, the carrying value of the remaining assets of the divisions was reduced to fair value based on the estimated selling prices less the costs to sell. The assets pertaining to these sales have been segregated on the September 30, 2000 consolidated balance sheet. As of September 30, 2000, the assets held for sale of $460 relate only to the net realizable value of remaining inventory at Wing.

4.       INVENTORIES:

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:


                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                           2000                 1999
                                                                      -------------         ------------
                                                                       (UNAUDITED)

                  Raw materials.................................      $    27,734           $    32,481
                  Work-in-process...............................              812                 4,688
                  Finished goods................................           14,540                24,071
                                                                      -----------           -----------
                                                                           43,086                61,240
                  LIFO reserve..................................           (1,152)                   37
                                                                      -----------           -----------
                                                                      $    41,934           $    61,277
                                                                      ===========           ===========


5.       NOTES PAYABLE:

Notes payable consisted of the following:


                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                           2000                 1999
                                                                      -------------         ------------
                                                                       (UNAUDITED)
                  Revolving credit facility.....................      $    31,500           $    15,270
                  Term loan B...................................           58,000                58,750
                  Term loan C...................................           68,930                69,680
                  Senior subordinated notes.....................          175,000               175,000
                  Other.........................................              352                   548
                                                                      -----------           -----------
                                                                          333,782               319,248
                  Less:

                  Unamortized debt discount.....................           (2,414)               (2,537)
                  Current portion of notes payable..............           (2,296)               (2,297)
                                                                      -----------           -----------
                     Long-term debt                                   $   329,072           $   314,414
                                                                      ===========           ===========


The Credit Agreement requires the Company to meet certain financial tests pertaining to, interest coverage, fixed charge coverage and leverage. On October 24, 2000, the Company amended and restated its Credit Agreement, in connection with the Ellison Acquisition (see Note 10). As of this date, the Company is in compliance with all related covenants.

On November 1, 2000, the Company entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three month LIBOR on a quarterly basis.

6.       CONTINGENCIES:

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

During 1993, the Company's Dallas, Texas based factory employees voted to unionize and become members of the Amalgamated Clothing and Textile Workers Union. A three-year union contract was executed during 1995 and extended for three additional years in 1998. In addition, the Company is party to collective bargaining arrangements related to its Woodville, Texas operations, which are due to expire in 2001.

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

                                             BALANCE AT                             BALANCE AT
                                            DECEMBER 31,       EXPENDITURES        SEPTEMBER 30,
                                                1999              IN 2000              2000
                                            ------------       ------------        -------------

      Product line rationalization....        $   198             $  (198)           $     0
      Idle facility expenses..........            748                (508)               240
                                              -------             -------            -------
                                              $   946             $  (706)           $   240
                                              =======             =======            =======


8.       SUBSIDIARY GUARANTORS:

In connection with the issuance of the Notes, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast, ADW-West Coast, ADW-Arizona, Wing, Darby, Darby-South, Heat and Champagne (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of Wing, ADW-Northeast, ADW-West Coast, ADW-Arizona and Darby are included for all periods. The operations of Darby-South are included since their date of acquisition, January 27, 1999, and the operations of Heat and Champagne are included since their date of acquisition, May 17, 1999. The balance sheet information includes all subsidiaries and divisions as of September 30, 2000 and December 31, 1999. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

Following is summarized combined financial information pertaining to these Subsidiary Guarantors:


                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   2000                 1999
                                                               -------------        ------------
                                                                (UNAUDITED)
Current assets.............................................      $   18,587           $   59,658
Noncurrent assets..........................................         160,005              206,938
Current liabilities........................................          22,418               26,118
Noncurrent liabilities.....................................         179,730              200,620

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------------
                                                                    2000                1999
                                                               -------------        ------------
                                                                (UNAUDITED)          (UNAUDITED)

Net sales..................................................      $   235,008          $   202,091
Gross profit...............................................           45,015               55,506
Net loss from continuing operations........................          (39,099)              (3,802)



                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------------
                                                                    2000                1999
                                                               -------------        ------------
                                                                (UNAUDITED)          (UNAUDITED)

Net sales..................................................      $   61,221           $   80,866
Gross profit...............................................             712               24,562
Net loss from continuing operations........................         (12,809)              (1,866)


The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The Indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

9.       SPECIAL CHARGES AND DIVESTITURES (COLLECTIVELY THE "WOOD
         DIVESTITURES"):

WING DIVESTITURE:

On August 25, 2000, the Company completed the sale of substantially all of the assets of Wing Industries, Inc., its wood interior door subsidiary ("Wing") to Premdor Corporation, a subsidiary of Premdor Inc. (NYSE:PI ) (Toronto: PDI). In connection with the sale, the Company received approximately $20,570 in proceeds. As such, the Company has recorded a special charge related to this divestiture as follows:


   WING SPECIAL CHARGE:
   Write-off of goodwill.......................................    $  21,087
   Write-off of capitalized software costs.....................        1,662
   Expense associated with operating leases of idle facilities.        1,529
   Expense associated with operating leases of idle equipment..          462
   Net gain on sale of fixed assets............................         (267)
                                                                   ---------

   Total special charge - Wing divestiture.....................    $  24,473
                                                                   =========


ATRIUM WOOD PATIO DOOR DIVESTITURE:

On August 30, 2000, the Company completed the sale of substantially all of its Atrium Wood Patio Door division assets to Woodgrain Millwork, Inc. In connection with the sale, the Company received approximately $3,785 in proceeds. As such, the Company has recorded a special charge related to this divestiture as follows:


   ATRIUM WOOD PATIO DOOR SPECIAL CHARGE:
   Net loss on sale of fixed assets..............................  $    928
   Expense associated with operating leases of idle facilities...       307
                                                                   --------

   Total special charge - Atrium Wood Patio Door divestiture.....  $  1,235
                                                                   ========


In addition to the above charges, the Company recorded writedowns related to inventory of $5,338 and $1,868, respectively, related to the Wing and Atrium Wood Patio Door divestitures, that is included in cost of goods sold. In addition, the Company's gross margins were also adversely affected as a result of liquidating Wood Divestitures inventory below normal selling prices, although in excess of cost. As a result, the Company's gross margins were negatively impacted an additional $12,609 and $1,277, from Wing and Atrium Wood Patio Door, respectively, as a result of such price concessions.

Following is the summarized combined results of operations pertaining to these Wood Divestitures including the writedowns as described above:


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                       2000                1999
                                                                    -----------         -----------
                                                                    (UNAUDITED)         (UNAUDITED)
   Net sales..................................................       $  92,090           $ 126,729
   Gross profit (loss)........................................          (7,792)             25,052
   Net loss from continuing operations........................         (64,118)             (3,309)

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                       2000                1999
                                                                    -----------         -----------
                                                                    (UNAUDITED)         (UNAUDITED)
   Net sales..................................................       $   9,479           $  38,246
   Gross profit (loss)........................................         (13,020)              7,368
   Net loss from continuing operations........................         (23,306)             (4,201)



10.      SUBSEQUENT EVENT:

ELLISON ACQUISITION:

On October 24, 2000, the Company completed the acquisition of the stock of Ellison Extrusion Systems, Inc. and substantially all of the operating assets of The Ellison Company, Inc.'s Windows and Doors Division (hereinafter collectively referred to as "Ellison"). The transaction is valued at $125,466.

The transaction was comprised of $98,187 of cash and $27,279 of stock in the Company's parent. The cash portion of the purchase price and fees and expenses of $9,553 were funded through a combination of debt and new equity, including $26,000 of new equity from the Company's current ultimate equity sponsors, $36,500 of Senior PIK Notes issued by the Company's parent and contributed to the Company as equity, $24,033 from the divestiture of Atrium's Wing Industries, Inc. and Atrium Wood Patio Door assets and $21,208 of senior debt borrowed from the Company's current senior facility.

The acquisition will be accounted for as a purchase in accordance with APB
16. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") will be approximately $95,000. The results of operations for the acquired business will be included in the Company's operations subsequent to the date of acquisition.

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

RESULTS OF OPERATIONS

The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the third quarter ended and nine months ended September 30, 2000 are not necessarily indicative of results expected for the full year.

The operations of Darby-South are included since their date of acquisition, January 27, 1999, and the operations of Heat and Champagne are included since their date of acquisition, May 17, 1999. The balance sheet information includes all subsidiaries and divisions as of September 30, 2000 and December 31, 1999.

NET SALES. Net sales decreased by $20,491 from $133,812 during the third quarter of 1999 to $113,321 during the third quarter of 2000 and increased $17,211 from $366,184 during the first nine months of 1999 to $383,395 during the first nine months of 2000. The decrease during the third quarter was the result of the divestiture of Wing and the Atrium Wood Patio Door operations during the quarter. Wing's net sales decreased by $27,431 from $34,897 during the third quarter of 1999 to $7,466 during the third quarter of 2000 and the Atrium Wood Patio Door operations net sales decreased by $1,360 from $3,211 during the third quarter of 1999 to $1,851 during the third quarter of 2000. The increase for the first nine months of 2000 was primarily due to a combined increase in net sales of $34,953 from the acquisitions of Heat and Champagne, which were acquired during the second quarter of 1999. The decrease for the third quarter was partially offset by increases that included approximately $9,020 from its aluminum window operations, or a 18.8% growth rate, for the third quarter of 2000, and $16,910, or a 11.6% growth rate, for the first nine months of 2000 and the vinyl window operations included approximately $905, or a 2.3% growth rate, for the third quarter of 2000, and $9,031, or a 9.1% growth rate, for the first nine months of 2000. These year-to-date increases were partially offset by declines at Wing, Atrium Wood and Darby of $27,751 (or 24.9%), $6,913 (or 46.5%) and $2,032 (or
8.8%), respectively, during the first nine months of 2000. The decline at Darby is the result of eliminating single-family installations and focusing exclusively on multi-family installations. During the second and third quarter of 2000, the net sales from the Wing operations declined prior to their divestiture as their largest customer, The Home Depot, began shifting their business to other interior door manufacturers. The decline at the Atrium Wood Patio Door operations prior to their divestiture were due to the Company's efforts to eliminate less-profitable sales territories.

COST OF GOODS SOLD. Cost of goods sold increased from 68.2% of net sales during the third quarter of 1999 to 81.0% of net sales during the third quarter of 2000 and 69.0% of net sales during the first nine months of 1999 to 76.2% of net sales during the first nine months of 2000. The increase as a percentage of net sales was due largely to the Wing and Atrium Wood Patio Door operations. Wing experienced increases in material costs, up from 58.8% of net sales during the first nine months of 1999 (57.3 % of net sales during the third quarter of 1999) to 80.7% of net sales during the first nine months of 2000 (196.0% during the third quarter of 2000), primarily the result of a $5,338 write-down of inventory that was recorded during the second and third quarters of 2000 relating to its divestiture and $12,609 of price concessions made to move remaining inventories. The Atrium Wood Patio Door operations increased from 52.6% of net sales during the third quarter of 1999 to 57.0% of net sales during the third quarter of 2000 and 52.7% of net sales during the first nine months of 1999 to 89.7% of net sales during the first nine months of 2000. The increase at the wood patio door division was primarily due to material costs relating to the $1,868 write-down of inventory which was recorded during the second and third quarters of 2000 relating to its divestiture and $1,277 of price concessions made to move remaining inventories. The aluminum divisions had costs of goods sold of 74.5% of net sales during the third quarter of 2000 (73.0% of net sales for nine month period ended 2000) compared to 71.5% of net sales during the third quarter of 1999 (71.2% of net sales for nine month period ended 1999). The increase at the aluminum divisions were the result of higher insurance and lease costs at new facilities. These increases were partially offset by the vinyl window divisions which had favorable costs of goods sold of 65.3% of net sales during the third quarter of 2000 (65.2% of net sales for nine month period ended 2000) compared to 65.9% of net sales during the third quarter of 1999 (66.9% of net sales for nine month period ended 1999). The LIFO reserve expense during the first nine months of 2000 was $1,189 ($597 during the third quarter of 2000) and the LIFO reserve benefit was $770 through the third quarter and first nine months of 1999. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and, the effects of changes in sales prices, material costs and changes in productivity levels.

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses increased $2,447 from $29,763 (22.2% of net sales during the third quarter of 1999) to $32,240 (28.5% of net sales during the third quarter of 2000) and increased $17,826 from $78,199 (21.4% of net sales during the first nine months of 1999) to $96,025 (25.0% of net sales during the first nine months of 2000). Wing's selling, delivery, general and administrative expenses were up from 21.4% of net sales during the first nine months of 1999 (24.0% during the third quarter of 1999) to 32.9% of net sales during the first nine months of 2000 (91.7% during the third quarter of 2000), due to increased labor, freight expense and shut down expenses surrounding the divestiture during the third quarter. The remaining increase is also largely due to the inclusion of selling, delivery, general and administrative expenses at Heat and Champagne for the full year, which have higher selling expenses as a percentage of net sales. The combined Heat and Champagne selling, delivery, general and administrative expenses were $8,249 (28.1% of net sales) during the third quarter of 2000, an increase of $575 over the third quarter of 1999 (26.5% of net sales) and $23,293 (29.7% of net sales) during the first nine months of 2000, an increase of $11,951 over the first nine months of 1999 (26.3% of net sales). If the acquisitions had been included for the entire first nine months of 1999, selling, delivery general and administrative expenses would have been 22.3% in 1999. Excluding the acquisitions during 1999, the aluminum windows operations improved from 17.4% of net sales during the first nine months of 1999 (17.8% of net sales during the third quarter of 1999) to 16.9% of net sales during the first nine months of 2000 (17.5% of net sales during the third quarter of 2000) and the vinyl window operations improved from 24.0% of net sales during the first nine months of 1999 (23.3% of net sales during the third quarter of 1999) to 23.4% of net sales during the first nine months of 2000 (22.7% of net sales during the third quarter of 2000). Additionally, delivery and selling expenses increased due to increased fuel costs and the increase in sales.

AMORTIZATION EXPENSE. Amortization expense decreased $299 from $2,376 during the third quarter of 1999 to $2,077 during the third quarter of 2000 due to the write-off of the goodwill related to Wing and increased $363 from $6,324 during the first nine months of 1999 to $6,687 during the nine months of 2000. The year to date increase was largely due to the amortization of goodwill recorded in connection with the acquisitions of Heat and Champagne in 1999.

SPECIAL CHARGES. During the second and third quarters of 2000, the Company recorded a one-time charge of $25,708, of which $24,473 related to the write-off of certain intangible assets and the write-down of certain assets related to the sale of Wing and $1,235 related to the writedown of certain assets and charges for idle facilities at the Atrium Wood Patio Door operations. During the first quarter of 1999, the Company recorded a one-time charge of $1,762 for severance benefits incurred in connection with the separation agreement entered into by the Company and the former President and Chief Executive Officer.

INTEREST EXPENSE. Interest expense increased $125 from $9,091 during the third quarter of 1999 to $9,216 during the third quarter of 2000 and $7,155 from $19,790 during the first nine months of 1999 to $26,945 during the first nine months of 2000. The increase in interest expense was due primarily to the $175,000 senior subordinated notes the Company issued on May 17, 1999. The notes were issued in connection with the acquisitions of Heat and Champagne and are due May 1, 2009. In addition, the increase in interest expense includes the amortization of deferred financing costs and accretion of the discount recorded in connection with the issuance of $175,000 of senior subordinated notes. The interest expense was partially offset from gains of $245 for the nine months ended September 30, 2000 from interest rate collars.

INCOME TAXES. The Company's effective tax rate was 31.8% during the third quarter of 2000 and 24.5% during the first nine months of 2000 due largely to non-deductible goodwill amortization expense of approximately $1,379 and $4,316, respectively and the write-off of non-deductible goodwill of $13,060 in the nine month period, related to the sale of Wing. Excluding the effects of non-deductible expenses, the Company's effective tax rate would have been approximately 34.0% during the third quarter of 2000 and the first nine months of 2000.

RECENT DEVELOPMENTS

ELLISON ACQUISITION:

On October 24, 2000, the Company completed the acquisition of the stock of Ellison Extrusion Systems, Inc. and substantially all of the operating assets of The Ellison Company, Inc.'s Windows and Doors Division (hereinafter collectively referred to as "Ellison"). The transaction is valued at $125,466.

The transaction was comprised of $98,187 of cash and $27,279 of stock in the Company's parent. The cash portion of the purchase price and fees and expenses of $9,553 were funded through a combination of debt and new equity, including $26,000 of new equity from the Company's current ultimate equity sponsors, $36,500 of Senior PIK Notes issued by the Company's parent and contributed to the Company as equity, $24,033 from the divestiture of Atrium's Wing Industries, Inc. and Atrium Wood Patio Door assets and $21,208 of senior debt borrowed from the Company's current senior facility.

The acquisition will be accounted for as a purchase in accordance with APB
16. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") will be approximately $95,000. The results of operations for the acquired business will be included in the Company's operations subsequent to the date of acquisition.

Had the Company completed the acquisition of Ellison as of January 1, 1999, the pro forma consolidated balance sheet as of September 30, 2000 and the pro forma consolidated statement of operations (including the acquisitions of Darby-South, Heat and Champagne and the divestiture of the Wing Industries, Inc. and Atrium Wood patio door) for the nine month period ending September 30, 2000 and 1999 would have been as follows:


                                                                            SEPTEMBER 30,
                                                                                2000
                                                                            -------------
                                ASSETS                                       (UNAUDITED)
CURRENT ASSETS:

     Cash and cash equivalents...................................             $   2,923
     Assets held for sale........................................                   460
     Accounts receivable, net....................................                70,356
     Inventories.................................................                48,244
     Prepaid expenses and other current assets...................                 4,175
     Deferred tax asset..........................................                 3,118
                                                                              ---------
          Total current assets...................................               129,276

PROPERTY, PLANT AND EQUIPMENT, net...............................                50,049
GOODWILL, net....................................................               361,009
DEFERRED FINANCING COSTS, net....................................                20,728
DEFERRED TAX ASSET...............................................                11,840
OTHER ASSETS.....................................................                 7,730
                                                                              ---------
          Total assets...........................................             $ 580,632
                                                                              =========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

     Current portion of notes payable............................             $   2,297
     Accounts payable............................................                36,317
     Accrued liabilities.........................................                34,485
                                                                              ---------
          Total current liabilities..............................                73,099
                                                                              ---------

LONG-TERM LIABILITIES:

     Notes payable...............................................               351,822
     Other long-term liabilities.................................                 2,748
                                                                              ---------
          Total long-term liabilities............................               354,570
                                                                              ---------
          Total liabilities......................................               427,669
                                                                              ---------

STOCKHOLDER'S EQUITY                                                            152,963
                                                                              ---------

Total liabilities and stockholder's equity.......................             $ 580,632
                                                                              =========



                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                   2000                 1999
                                                                -----------         -----------
                                                                (UNAUDITED)         (UNAUDITED)
NET SALES.................................................      $  373,702          $  334,553
COST OF GOODS SOLD........................................         248,260             213,478
                                                                ----------          ----------
  Gross profit............................................         125,442             121,075
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses....          81,160              74,322
Amortization expense......................................          10,137              10,568
Stock option compensation.................................               -               3,406
Special charges...........................................               -               1,849
                                                                ----------          ----------
                                                                    91,297              90,145
                                                                ----------          ----------
  Income from operations..................................          34,145              30,930
INTEREST EXPENSE..........................................          28,520              26,490
OTHER INCOME, net.........................................           1,278                 823
Income before income taxes................................           6,903               5,263
PROVISION FOR INCOME TAXES................................           5,272               4,616
                                                                ----------          ----------
 Net income from continuing operations....................      $    1,631          $      647
                                                                ==========          ==========

Other Information:

Depreciation  expense.....................................      $    5,858          $    5,215
                                                                ==========          ==========

EBITDA (1)................................................      $   51,418          $   52,791
                                                                ==========          ==========
LIFO reserve expense (benefit)............................      $    1,881          $     (652)
                                                                ==========          ==========
EBITDA excluding LIFO reserve expense (benefit) (1).......      $   53,299          $   52,139
                                                                ==========          ==========


(1) EBITDA represents income before interest, income taxes, depreciation and amortization, special charges and stock option compensation expense. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity, it is included herein to provide additional information with respect to the ability of Atrium to meet its future debt service, capital expenditures and working capital requirements. Atrium believes EBITDA provides investors and analysts in the building materials industry the necessary information to analyze and compare historical results of Atrium on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, as EBITDA is not defined by GAAP, it may not be calculated or comparable to other similarly titled measures within the building materials industry. LIFO reserve is included due to the non-cash nature of the expense (benefit), since the Company uses consumer price indices to determine the adjustment, as opposed to actual prices paid.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and availability under the Company's Revolving Credit Facility are the Company's principal sources of liquidity. During the first nine months of 2000, cash was primarily used for increases in working capital, capital expenditures and debt payments. Net cash provided by operating activities was $4,532 during first nine months of 2000 ($13,760 during the third quarter of 2000) compared to $23,366 during the first nine months of 1999 ($21,989 during the third quarter of 1999). The decrease in cash provided by operating activities is largely due to changes in deferred taxes. Net cash used in investing activities during the first nine months of 2000 was $28,492 ($24,112 during the third quarter of 2000) compared to $110,411 during the first nine months of 1999 ($8,234 during the third quarter of 1999). The decrease in cash used in investing activities was due primarily the acquisition of Heat and Champagne during the second quarter of 1999 and Delta Millwork, Inc. during the first quarter of 1999. Cash provided by financing activities during the first nine months of 2000 was $26,057 ($10,480 during the third quarter of 2000) compared to $87,045 during the first nine months of 1999 ($13,755 used in during the second quarter of 1999). The decrease from prior year was due to the $175,000 senior subordinated notes the Company issued on May 17, 1999 (due May 1, 2009) in connection with the acquisitions of Heat and Champagne.

OTHER CAPITAL RESOURCES

The Revolving Credit Facility, which was increased to $40,000 in June of 1999, has a maturity date of September 30, 2004. At September 30, 2000, the Company had $4,190 of availability under the Revolving Credit Facility, net of borrowings of $31,500 and outstanding letters of credit totaling $4,310, relating to workers' compensation benefits and utility deposits. On October 24, 2000, at the close of the Ellison acquisition, the Company amended and restated its Credit Agreement. As part of the amendment, the Revolving Credit Facility was increased to $47,000. In connection with the divestitures of Wing and Atrium Wood and the acquisition of Ellison, the Company paid down $14,500 of its Revolving Credit Facility. As of November 10, 2000, the Company had cash of $2,180 and $13,190 of availability under the Revolving Credit Facility, net of borrowings of $29,500 and outstanding letters of credit totaling $4,310.

CAPITAL EXPENDITURES

The Company had cash capital expenditures of $10,924 during the first nine months of 2000 ($6,606 during the third quarter of 2000) compared to $11,368 during the first nine months of 1999 ($5,253 during the third quarter of 1999). Capital expenditures during the first nine months were largely a result of the Company's continued efforts to increase efficiency through automation at its various divisions as well as to increase plant capacity at the Company's Extruders division. The Company expects capital expenditures, including capitalization of software implementation costs (exclusive of acquisitions) in 2000 to be approximately $15,000, however, actual capital requirements may change, particularly as a result of acquisitions the Company may make.

The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependant, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

MARKET RISK

The Company is exposed to market risk from changes in interest rates and commodity pricing. The Company uses derivative financial instruments on a limited basis to hedge economic exposures including interest rate protection agreements and forward commodity delivery agreements. The Company does not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

On November 1, 2000, the Company entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three month LIBOR on a quarterly basis.

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

In December 1999, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on revenue recognition issues. In June 2000, the Commission issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" which delayed the implementation of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the implementation of SAB 101 will have a material effect on out financial position or results of operations.

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

                                       ATRIUM COMPANIES, INC.

                                       (Registrant)

Date: November 13, 2000                By: /s/ Jeff L. Hull
      -----------------                    -------------------------------------
                                           Jeff L. Hull
                                           President,
                                           Chief Financial Officer, Treasurer
                                           and Director

Date: November 13, 2000                By: /s/ Eric W. Long
      -----------------                    -------------------------------------
                                           Eric W. Long
                                           Vice President, Corporate Controller
                                           and Secretary

                                 EXHIBIT INDEX


          Exhibit                                          Description
          -------                                          -----------
            27                                       Financial Data Schedule
