Form 10-K405
period 2000-12-31
ATRIUM COMPANIES INC
filed 2001-04-02
CIK 1029336

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

   (Mark one)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       or

      |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ____________.

                        Commission File Number 333-20095

                                   -----------

                             ATRIUM COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

                                   -----------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      State the aggregate market value of the voting stock held by non-affiliates of the registrant-NONE

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of April 2, 2001, the registrant had 100 shares of Common Stock, par value $.01 per share outstanding.

================================================================================

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                                 2000 FORM 10-K
                                TABLE OF CONTENTS

ITEM NO.                          DESCRIPTION                                       PAGE
- --------                          -----------                                       ----
                                     PART I
Item 1. Business .................................................................    3
Item 2. Properties ...............................................................   17
Item 3. Legal Proceedings ........................................................   18
Item 4. Submission of Matters to a Vote of Security Holders ......................   18

                                     PART II

Item 5. Market for registrant's common equity and related stockholder Matters ....   19
Item 6. Selected Financial Data ..................................................   19
Item 7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ...............................................................   21
Item 8. Financial Statements And Supplementary Data ..............................   30
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure ...............................................................   30

                                 PART III

Item 10. Directors and Executive Officers of the Registrant ......................   31
Item 11. Executive Compensation ..................................................   33
Item 12. Security Ownership of Certain Beneficial Owners and Management ..........   43
Item 13. Certain Relationships and Related Transactions ..........................   44

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K .........   48

Index To Financial Statements ....................................................   51

           CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

      This 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to the Company that are based on the beliefs of the management. When used in this 10-K, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the risks and uncertainties regarding the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. See
Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                                     PART I

ITEM 1. BUSINESS

      The term "Company" refers to Atrium Companies, Inc. (the Registrant) after the Recapitalization described on page 15 and the reverse acquisition of Wing Industries, Inc. and its parent, Wing Industries Holdings, Inc. (together "Wing"). D and W Holdings, Inc. ("D and W") was the direct parent of Atrium Corporation ("Corp"), which was the direct parent of the Company. During October 2000, Atrium Corporation was merged with and into D and W and was subsequently renamed Atrium Corporation. The term "Atrium" refers to Atrium Companies, Inc. (the previous Registrant) prior to the Recapitalization and reverse acquisition of Wing. The term Darby refers to R.G. Darby Company, Inc., Total Trim, Inc. and their direct parent Door Holdings, Inc., as a combined entity, which entities were contributed to the Company and became subsidiaries in connection with the Recapitalization.

      All references to pro forma assume that the acquisition during 2000 of Ellison Windows and Doors and Ellison Extrusion Systems, Inc. (collectively "Ellison") described in "Recent Developments" and the acquisitions effected during 1999 of Delta Millwork, Inc. ("Darby-South"), Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") and the divestitures of Wing and Atrium Wood Patio Door ("Wood") during 2000 occurred on January 1, 1999 and the financial data is that of the Company, Darby-South, Heat, Champagne and Ellison for the years ended December 31, 2000 and 1999.

The Company

      We were founded in 1948 and believe we are one of the largest manufacturers and distributors of residential non-wood windows and patio doors in the United States based on our pro forma net sales for the year ended December 31, 2000. We offer a complete product line of aluminum and vinyl windows and patio doors to our customers, which include leading national homebuilders and home center retailers such as Del Webb, Centex, The Home Depot and Lowe's. We have grown rapidly through a combination of internal growth and complementary acquisitions.

      The Ellison acquisition (see note 5 to the consolidated financial statements) is a continuation of our strategy to become the largest nationwide manufacturer and distributor of residential aluminum and vinyl windows and patio doors. Ellison Windows and Doors is a leading regional manufacturer of vinyl doors and windows and Ellison Extrusion Systems, Inc. is a leading regional extruder of vinyl, with a strong presence in North Carolina. The Ellison acquisition strengthens our vinyl products offering and enhances our nationwide presence.

      We have a balanced business mix, as measured by management's estimates of the percentage of pro forma net sales derived from the market segments we serve and the material types we use in our products:

                                                               Pro Forma Net Sales
                                                               -------------------
                                                     Year Ended                  Year Ended
                                                  December 31, 2000           December 31, 1999
                                                --------------------------------------------------
                                                                  (in thousands)
Repair and remodeling ......................    $229,444            46%     $204,489            45%
New construction ...........................     271,010            54       248,193            55
                                                --------------------------------------------------
                                                $500,454           100%     $452,682           100%
                                                ==================================================

Material Type
Vinyl ......................................    $263,526            53%     $232,774            51%
Aluminum ...................................     210,618            42       192,172            43
Other products and services ................      26,310             5        27,736             6
                                                --------------------------------------------------
                                                $500,454           100%     $452,682           100%
                                                ==================================================

      Our balance between the repair and remodeling and new construction market segments is particularly important as we estimate that sales to the repair and remodeling market segment represented approximately 67% of window and patio door industry unit sales in 2000.

      Our portfolio of products includes some of what we believe are the industry's most recognized brand names, including Atrium(R). Our full product line of aluminum and vinyl windows and patio doors enables us to differentiate ourselves from our competition, leverage our multi-channel distribution system and be well positioned to benefit from shifts in product preferences. Regional product preferences exist for aluminum and vinyl windows and patio doors, and a full product line is important to serve our national customer base effectively. We pride ourselves on our ability to provide to our nationwide customers the most suitable material based on varying regional product preferences.

      We have 53 manufacturing facilities and distribution centers strategically located in 24 states to service customers on a nationwide basis. We distribute through multiple channels including direct distribution to large homebuilders and independent contractors, one-step distribution through home centers and lumberyards and two-step distribution to wholesalers and dealers who subsequently resell to lumberyards, contractors and retailers. We believe that our multi-channel distribution network allows us to reach the greatest number of end customers and provide nationwide service to those customers.

      We are vertically integrated with operations that include:

      o The extrusion of aluminum and vinyl, which is utilized internally in our fabrication operations, or sold to third parties;

      o The manufacture and assembly of window and patio door units and the pre-hanging of doors, and the sale of such units to wholesalers, lumberyards, dealers, home centers and homebuilders;

      o A turn-key installation program for builders in which we supply and install many of our products, including windows and patio doors; and

      o The sale of finished products to homebuilders, remodelers and contractors through company-owned distribution centers located across the United States.

      Our organic pro forma growth has exceeded growth rates for the window and patio door industry by more than twice the market rate over the last three years in large part as a result of our strategic positioning in such high growth markets as the southern and western United States and our significant presence in the fast-growing home center category. We have completed nine acquisitions since 1996, and we believe that we are well-positioned to be a leader in the consolidation of the residential window and patio door industry because of our size, rapid organic growth and our ability to integrate acquisitions successfully.

Competitive Strengths

      We believe that we have a competitive advantage in our markets due to our following competitive strengths:

      o Leading Market Positions. We are one of the largest suppliers of non-wood windows and patio doors in the United States with a domestic market share of approximately 6.9%. We believe that we have a leading market position in the following key products based on management estimates:

                                              2000 Atrium   National
                                               Pro Forma     Market
                        Product                Net Sales     Share
                        -------                ---------     -----
                                             (in thousands)

            Non-wood windows................     $410,393      6.9%
            Patio doors.....................       66,197      6.7%

      o Strong Brand Name Recognition. Our brands are well recognized in the building trade and are a distinguishing factor in customer selection. The Atrium(R) brand of windows and patio doors has been in existence for over 20 years and is recognized for its quality and value. In addition, we believe Atrium(R)is among the most-recognized brand names in the aluminum and vinyl window market segments. We believe there are significant opportunities to leverage our existing brands by targeting cross-selling opportunities and by re-branding certain products.

      o Complete, High-Quality Product Offering. We are one of the few suppliers with a complete line of non-wood residential windows and patio doors in the United States. The ability to source windows and patio doors from a single supplier is a cost-saving opportunity for national homebuilders and home centers. This distribution flexibility and nationwide presence distinguishes us as a "one-stop" solution for customers' window and patio door needs.

      o Multi-Channel Distribution Network. We have a multi-channel distribution network that includes direct, one-step and two-step distribution as well as 30 company-owned distribution centers. Our distribution strategy maximizes our market penetration and reduces reliance upon any one distribution channel for the sale of our products. Furthermore, as a manufacturer and distributor of windows and doors for more than four decades, Atrium has developed long-standing relationships with key distributors in its markets. In each instance, we seek to secure a leading distributor in each of our markets. If we cannot secure a top-tier distributor in a desired geographic market, we will consider the acquisition or start up of our own distribution center in that market.

      o Established and Diversified Customer Base. We have developed strong relationships with our current customer base, which includes over 5,000 active accounts. We have strong relationships with some of the leading companies in home and multi-family building, including J.P.I., D.R. Horton, Del Webb and Centex, and home center retailing, including The Home Depot and Lowe's. Our customers are geographically diversified and our sales are balanced between the repair and remodeling and new construction market segments, which provides increased stability to our business.

      o Low Cost, Vertically Integrated Manufacturer. We believe that we are one of the industry's lowest cost providers based on our strong operating margins relative to our competitors. Our vertically integrated structure enables us to control all facets of the production and sale of windows and patio doors, eliminating incremental outsourcing costs. For our window and patio door products, our integrated operations, including extrusion, fabrication and distribution enable us to reduce inventory, improve production scheduling and optimize quality control.

Business Strategy

      Our goal is to increase revenue growth and profitability and to strengthen our leadership position in the residential window and patio door industry through the following initiatives:

      o Enhance Nationwide Presence. We will continue to focus our core efforts on maintaining and developing our nationwide market share, including enhancing our strong presence in our existing high growth markets such as the southern and western United States. Our recent acquisitions have helped to further our geographic coverage and, we believe, combined with the implementation of cross-selling initiatives, will continue to facilitate our growth. We will also seek to enhance our nationwide capabilities by selectively starting or acquiring operations that complement our geographic coverage and product offerings.

      o Extend and Cross-Sell Product Offerings. We plan to take advantage of cross-selling opportunities by marketing patio doors to our traditional window customers and windows to our traditional patio door customers and adding additional styles and designs to address specific regional product preferences. In addition, we believe that there continue to be significant opportunities to cross-sell products, such as our expanded vinyl offerings, through our existing aluminum distribution channels. We also maintain training and incentive programs to ensure that our divisional sales forces market our complete product line of windows and patio doors.

      o Capitalize on Atrium(R)Brand Name. We will seek to continue to leverage the strength of our nationally recognized Atrium(R)brand name that has been in existence for over 20 years. We believe that leveraging the Atrium(R)name across our products and on a nationwide scale will enhance our brand name recognition. For example, we see a significant opportunity in transferring the Atrium(R)brand to recently acquired product lines. Further, we will continue trade advertising initiatives to maintain Atrium's high brand awareness in the industry.

      o Continue to Pursue Operational Efficiencies. Our team of highly experienced managers seeks to achieve improvements by closely scrutinizing our operations and applying best practices and continuous improvement programs across all of our divisions. We have been successful in improving the efficiency and productivity of our operations by automating manufacturing processes, improving logistics, implementing a company-wide information system, successfully integrating acquisitions and leveraging working capital requirements. We continue to analyze additional opportunities to improve operational efficiencies, including consolidating and expanding our aluminum extrusion operations, increasing capacity utilization at all our manufacturing facilities and leveraging our size to realize purchasing savings.

      o Refine Product Offering to Maximize Profitability. We plan to continually evaluate our product offering in terms of both customer needs and overall profitability. The result will be an offering that is diverse enough to satisfy varied regional product preferences while at the same time providing maximum profitability to us. For example, we made a decision during 2000 to divest Wing, our wood door manufacturing unit, and Wood, our wood patio door manufacturing unit. The divestitures resulted in an exit from the low margin commodity based business of wood doors, reduced our exposure to the sometimes volatile wood materials market and should lead to an overall increase in our profitability.

      o Make Selective Strategic Acquisitions. We have successfully consummated and integrated nine acquisitions since 1996, in each case lowering operating costs. We intend to take advantage of the fragmented market for window and patio door manufacturers by acquiring companies that present identifiable cost savings opportunities and add to our existing product lines, market share and geographic coverage. As we continue our acquisition program, we believe we can leverage our proven expertise in integrating acquisitions and maximizing cost savings and productivity enhancements. Additionally, we believe our size and national presence will be attractive to companies looking to combine with an industry leader.

Products

      We are one of a few window and patio door manufacturers that offer a complete product line that consists of a full range of aluminum and vinyl windows and patio doors. Our complete product line allows us to differentiate ourselves from our competition, leverage our multi-channel distribution system and be well-positioned to benefit from shifts in product preference. As significant regional product preferences exist among aluminum and vinyl, a full product line is important to serve a national customer base effectively. We estimate that our product mix, as a percentage of pro forma net sales is as follows:

                                             Year Ended          Year Ended
                                          December 31, 2000   December 31, 1999
Windows .................................             82.0%              81.1%

Patio doors .............................             13.2               14.2



Other products and services .............              4.8                4.7

                                           ---------------    ---------------
                                                     100.0%             100.0%
                                           ===============    ===============

Windows. We had $410.4 million in pro forma net sales from the sale of windows in 2000, representing approximately 6.9% of the total U.S. window market. We estimate that our pro forma net sales from the sales of windows in 2000 were comprised of 42.6% from the sale of aluminum products, 57.3% from vinyl products and 0.1% from wood products. Our window products include sliders, double hung and casement products and are sold under the Atrium(R), HR Windows(TM), Thermal, Ellison, Best Built and Kel-Star brand names, as well as private label brand names. We sell our windows primarily to building contractors and lumberyards through direct and one-step distribution, as well as national home center chains.

      The demand for our aluminum and vinyl products vary by region:

      o Aluminum--Aluminum windows are the product of choice in the southern United States due to the region's warmer weather and value-conscious customers. Aluminum is the most appropriate fenestration material for the region because thermal efficiency is less important and the product is sold at a lower cost than either vinyl or wood.

      o Vinyl--Demand for vinyl windows, particularly in colder climates, has significantly increased over the last ten years as vinyl windows have gained acceptance as a substitute for wood windows. This trend has been strengthened as prices for vinyl windows have become more competitive with wood products and durability and energy efficiency have improved. We entered the vinyl window market in mid-1995 and have increased sales of vinyl windows by leveraging the Atrium(R)brand name, leveraging our distribution channels and through acquisitions. The Heat and Champagne acquisitions in 1999 and the Ellison acquisition in 2000 increased our presence in the vinyl window business from approximately 33.9% to 45.7% and 35.3% to 47.0% of our pro forma net sales for the years ended December 31, 1999 and December 31, 2000, respectively.

Patio Doors. We had $66.2 million in pro forma net sales from the sale of patio doors in 2000, representing approximately 6.7% of the total U.S. patio door market. Our door products are sold under the Atrium, Best Built, HR and Ellison brand names. We sell our patio doors to home center retailers, direct to builders and through one-step distribution.

Other Products and Services. We had approximately $21.6 million and $23.9 million in pro forma net sales from the sale of other products and services in 1999 and 2000, respectively. Our other products include deck and dock products, patio enclosures and extruded aluminum profiles for a variety of industries. The deck and dock products are made of vinyl and serve as an alternative to the more traditional wood counterpart. The enclosures are custom built to any size and are made from aluminum and vinyl product.

      We also offer a turn-key total installation program for builders in which we supply and install exterior, interior and patio doors, mouldings, locks, hardware, wire shelving, bath accessories, plate glass mirrors, toilet partitions and other products. This concept allows a developer to transfer the risk associated with retaining reliable work crews and provides protection from cost overruns. We believe that developers view this as a value added service.

Sales, Marketing and Distribution

      One of the key components of our marketing strategy is to capitalize on the complementary nature of our distribution channels. Historically, the majority of revenues of our window business has been derived from sales to remodelers, homebuilders, lumberyards and wholesalers, while through our patio door business we have targeted principally home center retailers. We plan to continue our strategy of broadening our product offerings principally by marketing patio doors to our traditional window customers and windows to our traditional patio door customers.

      We have a multi-channel distribution network that includes direct, one-step and two-step distribution as well as 30 Atrium-owned distribution centers. Our distribution strategy maximizes our market penetration and reduces reliance upon any one distribution channel for the sale of our products. Furthermore, as a manufacturer and distributor of windows and doors for more than four decades, we have developed long-standing relationships with key distributors in each of our markets. In each instance, we seek to secure the leading distributors in each market. If we cannot secure a top-tier distributor in a desired geographic market, we will consider the acquisition or start up of our own distribution center in that market.

      We also sell to major home center retailers and smaller regional-based retail centers. Although home centers have become more important to us because they target the repair and remodeling market segment, they still accounted for less than 10% of our total pro forma net sales during 1999 and 2000. One of our goals is to continue to increase our window business' market share in the repair and remodeling market.

      We utilize the following distribution channels:

      o Direct Distribution (38% of our pro forma net sales in 2000). We sell our windows and patio doors directly to contractors, remodelers and other homebuilders without the use of an intermediary. By selling directly to builders, we are able to increase our gross profits while at the same time offering builders more favorable pricing.

      o One-Step Distribution, Including Home Center Sales (58% of our pro forma net sales in 2000). We sell our finished windows to lumberyards, building products distributors, home centers and company-owned distribution centers, which will then sell to contractors, homebuilders or remodelers. While it is not required that lumberyards or building products distributors carry our products on an exclusive basis, it is not unusual for them to do so. In addition, they generally purchase based on orders, keeping little or no inventory. One-step distribution tends to be used most often in metropolitan areas.

      We maintain Company-owned distribution facilities in key markets where available independent distributors are weak or where we have been unable to make adequate arrangements with existing distributors. Company-owned distribution centers essentially act as one-step distributors.

      o Two-Step Distribution (4% of our pro forma net sales for the year ended December 31, 2000). Two-step distribution is the selling of completed windows and patio doors to a wholesaler or distributor who then sells the products to lumberyards, building products retailers and home centers. These intermediaries will in turn sell the windows and patio doors to the homebuilders, homeowners or remodelers. The wholesalers and distributors tend to maintain product inventory in order to service the needs of their client base for small quantities. Essentially, these middlemen are more common in rural areas where customers generally do not represent sufficient volume to purchase from us directly. Two-step distribution is more common in rural areas since urban areas are serviced by home centers and large lumberyards.

      To enhance our market coverage and leverage our brand equity, we currently market our windows and patio doors under primarily six brand names, Atrium(R), Kel-Star(R), Best Built, Ellison, Thermal(R) and H-R Windows. Due to the fact that we enjoy national name recognition at both the building trade and consumer levels, we have chosen to consolidate a significant portion of our product line under the Atrium(R) name. We are currently in the process of rolling our Best Built(R) brand product lines into the Atrium(R) brand. We have completed a transition of our Skotty, Bishop, Champagne, Masterview and Gentek brands into the Atrium(R) brand. We expect to extend the Atrium(R) brand to other products, as well as to appropriate product lines acquired in the future.

      Our promotional efforts to our window and patio door customers are focused on cooperative advertising programs which are offered to certain of our major customers. This gives us exposure in our customers' local media, including newspaper, radio and television, in order to generate sales at individual locations. We also invest in in-store displays, hold product knowledge classes for employees and use award winning packaging and in-store signage to further generate awareness within the stores.

      We market our window and patio door products through a sales force consisting of approximately 125 Company salaried and commissioned sales representatives and approximately 150 independent commissioned sales representatives. Each of our divisions is supported by a sales manager, direct sales representatives and independent representatives. The sales managers coordinate marketing activities among both Company and independent representatives. Our sales representatives focus primarily on direct sales to homebuilders, remodelers and contractors, while independent sales representatives sell to home centers, lumberyards and wholesalers. In general, independent sales representatives carry our window and patio door products on an exclusive basis, although they may carry other building products from other manufacturers.

      Our full product line has also been an asset to our sales force, especially when we are exploring a new distribution channel opportunity.
We believe our distributors have come to recognize that we have a complete line of vinyl and aluminum windows and patio doors. We also believe the distributors frequently do not buy the whole range of products since regional tastes vary and distributors tend to work according to regions. However, these distributors value our ability to provide these products should they ever demand them.

      We believe that customer service plays a key role in the marketing process. On-time delivery of products, order fill rate, consistency of service and flexibility in meeting changing customer requirements have made it possible for us to build a large and loyal customer base that includes companies such as Centex Homes, one of the nation's largest home-builders and Lowe's, one of the nations largest home center retailers.

      Our pricing and product offering strategy focuses on offering the end consumer lower price points at acceptable margins. We have executed this strategy in two steps. First, we have consolidated our product offerings to simplify the overall offering and reduce inventory levels. Second, we offer the market good, better and best options within our product offering that provide customers a price point and product that meets their needs. Certain of the products in the offering have been redesigned (with particular emphasis on taking costs out of the products) in order to have an offering with three distinct price points. This promotes more "trading up" to our higher quality products by the customer and displays a complete product line.

Operations

      We manufacture and sell our windows through a vertically integrated process that includes extrusion, fabrication and distribution. We realize many operational and cost benefits from our vertically integrated window operations. By extruding aluminum and vinyl components in-house, we are able to secure a low-cost, reliable source of extrusions, control product quality and control inventory levels. The integration of extrusion and fabrication operations gives us significantly more control over our manufacturing costs. We continually work to achieve cost savings through increased capacity utilization at our efficient facilities, adoption of best practices, reduction of cost of materials, rationalization of product lines and reduction of inventory.

      We continue to build on what we believe is our position as one of the industry's lowest cost manufacturers. Because of the scale of our operations, we are able to negotiate price concessions for our raw materials, including glass and vinyl. This is an important consideration because, historically, total cost of new materials typically comprises approximately 40% to 45% of our net revenue.

      We have been manufacturing products in Texas since 1953 and today have six primary manufacturing facilities in the state. While solidifying our national presence, we have strategically established fifteen manufacturing operations nationwide.

Industry Overview

      In 2000, new construction spending in the United States totaled over $624 billion. Of the total new construction spending amount, residential and commercial spending totaled approximately $358 billion and $266 billion, respectively. Within the residential construction market, new construction spending and remodeling and replacement spending totaled approximately $259 billion and approximately $99 billion, respectively. In 2000, new housing starts in the United States totaled approximately 1.6 million of which approximately 1.3 million were single-family homes and approximately 0.3 million were multi-family homes. Historical residential repair and remodeling expenditures have demonstrated consistent growth dynamics increasing from approximately $9 billion to approximately $99 billion during the period from 1970 to 2000 and averaging a compound annual growth rate of 8.3%.

        We believe that, in 2000, United States residential window and patio door expenditures were approximately $6.9 billion, of which we estimate new construction and remodel and replacement expenditures represented approximately $2.3 billion and $4.6 billion, respectively.

Windows. The domestic window market has grown to approximately 56.7 million in unit sales in 2000, and has outpaced the growth in the domestic building materials industry generally. The residential window industry can be divided into two end-use segments: new construction, an estimated 20.2 million windows sold in 2000, and repair and remodeling, approximately 36.5 million windows sold in 2000. We believe that the repair and remodeling segment will continue to experience strong growth due to the strength of sales of existing homes and the increase in the average age of homes from 23 years to 28 years in the last decade.

Patio Doors. We believe that the residential patio door market has grown more than approximately 5.0% in sales over the last four years. The residential patio door industry can be divided into three principal market segments: new residential construction, repair and remodeling and commercial construction. We estimate that patio doors sold to the repair and remodeling segment constitute 63% of all patio door units sold in the United States in 2000.

      The door and window industry has experienced significant consolidation in the last few years. We believe this consolidation trend favors companies like ours, with nationwide capabilities to service large home centers and home builders, strong brand names, the ability to provide a complete product line and economies of scale in manufacturing, distributing and marketing. In addition to opportunities presented by consolidation of the industry, industry growth has been driven by the growth in the home center retailer category. The home center industry is one of the fastest growing retail sectors in the United States. According to National Home Center News, the U.S. retail home improvement market is expected to grow to approximately $184.0 billion by the year 2003.

Competition

      The residential window and patio door industry is highly fragmented. With few exceptions, competitors are privately-owned, regional companies with sales under $100.0 million. On a national basis we compete with a few national companies in different regions, products, distribution channels and price points, but do not compete against any single company across all of these areas. We compete with various other companies in specific regions within each market.

      Our major competitors for the sale of aluminum windows and patio doors are Reliant Building Products, Inc. and MI Home Products, Inc. The market for vinyl windows and patio doors is comprised primarily of local and regional manufacturers, as no dominant manufacturer operates on a national basis. Historically, demand for vinyl windows and patio doors has been concentrated in the colder regions of the United States. Our major competitors for the sale of vinyl windows and patio doors are SilverLine Building Products and Nortek, Inc. in the Northeast, Simonton Windows in the Mid-Atlantic and Southeast and Milgard Manufacturing Inc. in the Pacific Northwest. In addition, we compete with a number of regional manufacturers that sell directly to repair and remodeling contractors.

Inflation and Raw Materials

      During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on our results of operations. We purchase raw materials, including aluminum, glass and vinyl, that are subject to fluctuations in price that may not reflect the rate of general inflation. These materials fluctuate in price based on supply and demand. Historically, there have been periods of significant and rapid aluminum price changes, both upward and downward, with a concurrent short-term impact on our operating margins. We historically mitigated the effects of these fluctuations over the long-term by passing through price increases to our customers and through other means. The primary raw materials used in the production of our windows and patio doors are readily available and are procured from numerous suppliers.

Seasonality

      The new home construction market and the market for external repairs and remodeling in northern climates are seasonal, with increased related product sales in the second and third quarters. Although this results in seasonal fluctuations in the sales of certain of our products, the overall impact of these fluctuations is mitigated to some degree by our balanced national presence which reduces our dependency on a single geographic area.

Cyclicality

      Demand in the window and patio door manufacturing and distribution industry is influenced by new home construction activity. For the year ended December 31, 2000, we estimate that approximately 54% of our pro forma net sales were related to new home construction. Trends in the housing sector directly impact our financial performance. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors, such as the migration of the population within the United States, have a direct impact on our business. Cyclical declines in new housing starts may adversely impact our business, and we cannot assure you that any such adverse effects would not be material.

Employees

      We employ approximately 4,100 people, of whom approximately 4,000 are employed at our manufacturing facilities and distribution centers and approximately 100 are employed at corporate headquarters. Approximately 1,100 of our hourly employees are covered by collective bargaining agreements. We entered into collective bargaining agreements in 1998 with the United Needle and Industrial Trade Employee Union, SWRJB, ACTWU, AFL-CIO-CLC, covering certain employees at the Atrium Aluminum, Atrium Vinyl, H-R Windows and Extruders manufacturing facilities. All of these collective bargaining agreements expire in May, 2001. In addition, we have a collective bargaining agreement with The Sheet Metal International Association Local Union No. 54, due to expire on September 30, 2001, for our Kel-Star operations. There are no union affiliations in connection with any of our other divisions or subsidiaries. We believe that our relationship with our employees is good.

Backlog and Material Customers

      We have no material long-term contracts. Orders are generally filled within 7 to 14 days of receipt. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders for our products and is not necessarily indicative of the level of future sales.

      Two of our significant customers are The Home Depot and Lowe's Companies. In 2000, The Home Depot accounted for approximately 15.0% and 2.6% of net sales on an actual and pro forma basis, respectively. Lowe's Companies accounted for approximately 7.4% and 7.3% of net sales on an actual and pro forma basis, respectively.

Government Regulation and Environmental Matters

      Our past and present operations and our assets are subject to extensive federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including solid and hazardous wastes, or otherwise relating to health, safety and protection of the environment. We do not expect to make any expenditures with respect to ongoing compliance with these environmental laws and regulations that would have a material adverse effect on our capital expenditures, results of operations or competitive position. However, the applicable requirements under the law could change at any time.

      The nature of our operations and assets expose us to the risk of claims under environmental, health and safety laws and regulations. We cannot assure you that material costs or liabilities will not be incurred in connection with such claims. We have been subject to such claims in the course of our operations, and have made expenditures to address known conditions in a manner consistent with applicable laws and regulations. Based on our experience to date, we do not believe that existing claims will have any further material adverse effect on our capital expenditures, earnings or competitive position. We cannot assure you that the discovery of presently unknown environmental conditions, changes in environmental claims that may involve material health and safety laws and regulations or other unanticipated events will not give rise to expenditures or liabilities.

The Recapitalization

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

      In connection with the merger, GEIPPPII and an affiliate of Ardshiel recapitalized Wing and Darby and contributed them to the Company. As a part of the Recapitalization, GEIPPPII and Ardshiel contributed to the Company $50.0 million from the sale of common stock of the Company's ultimate parent and approximately $52.0 million in the implied asset value of the Wing and Darby businesses. During October 2000, Atrium Corporation was merged into D and W Holdings, Inc. and was subsequently renamed Atrium Corporation.

Recent Developments

Wing and Wood Divestiture

      In May 2000, The Home Depot, one of the largest home center retailers and our significant customer, announced its plan to shift its interior door business to two integrated full-line door manufacturers by forming an alliance with these manufacturers. As a result, the Home Depot significantly reduced its purchases of wood doors from us and several other manufacturers.

      In June 2000, consistent with our strategy to continually refine our product offering to maximize profitability and in connection with the alliance of The Home Depot, we made a strategic decision to exit the wood interior door and wood patio door manufacturing business by selling Wing and Wood. The decision was also predicated on our desire to focus our efforts on manufacturing vinyl and aluminum window and patio door products, which are our fastest growing and highest margin operating products. We believe that the wood door business is an inherently low margin commodity type business with exposure to material cost volatility. We have developed a profitable core competency in both extrusion and fabrication of vinyl and aluminum products, and we believe that these markets will provide us with higher levels of growth than the wood door market.

      On August 25, 2000, we completed the sale of substantially all of the assets of Wing to Premdor Corporation, a subsidiary of Premdor Inc. (NYSE:PI) (Toronto: PDI). In connection with the sale, we received $20.6 million in proceeds.

      On August 30, 2000, we completed the sale of substantially all of the Atrium Wood Patio Door division assets to Woodgrain Millwork, Inc. In connection with the sale, we received approximately $3.8 million in proceeds.

Ellison Acquisition

      On October 25, 2000, the Company completed the acquisition of the stock of VES, Inc. doing business as Ellison Extrusion Systems, Inc. and substantially all of the operating assets of The Ellison Company, Inc.'s Windows and Doors Division. The transaction was valued at $125.5 million, excluding transaction fees and expenses of $6.0 million.

      The purchase price was comprised of $98.2 million of cash and $27.3 million of common stock in Atrium Corporation. The cash portion of the purchase price and transaction fees and expenses aggregating $104.2 million was funded through Atrium Corporation's issuance of $36.5 million and $26.0 million of Senior PIK Notes and common stock, respectively, $24.0 million from the divestiture of Wing and Atrium Wood Patio Door assets and $4.9 million of cash acquired from Ellison. The remaining portion was funded through additional borrowings under the Company's Credit Facility.

      The acquisition has been accounted for as a purchase in accordance with APB 16. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") was $97.5 million. The results of operations for the acquired business were included in the Company's consolidated financial statements beginning October 25, 2000.

Trademarks and Patents

      We have registered and non-registered trade names and trademarks covering the principal brand names and product lines under which our products are marketed.

ITEM 2. PROPERTIES

      Our operations are conducted at the owned or leased facilities described below:

                                                                                     Capacity
            Location                               Principal Use                   (Square) Feet      Own/Lease
            --------                               -------------                   -------------      ---------
Dallas, Texas...................     Fabrication of aluminum windows                    200,000          Lease
                                     Fabrication of vinyl windows                       342,000          Lease
Irving, Texas...................     Fabrication of aluminum windows                    147,218            Own
                                     Tool and die manufacturing                           1,400            Own
                                     Fabrication of aluminum patio doors                 98,000            Own



Wylie, Texas....................     Extrusion of aluminum                              205,000          Lease
Carrollton, Texas...............     Extrusion of vinyl                                  25,200          Lease
Las Vegas, Nevada...............     Distribution of aluminum windows                    30,400          Lease
Phoenix, Arizona................     Fabrication of aluminum windows                    220,000          Lease
Woodville, Texas................     Fabrication of aluminum windows                    180,000          Lease
Anaheim, California.............     Fabrication of vinyl windows                        80,000          Lease
Union City, California..........     Distribution of vinyl windows                       10,000          Lease
Portland, Oregon................     Distribution of vinyl windows                       10,000          Lease
Clinton, Massachusetts..........     Fabrication of vinyl windows                        31,000            Own
Bridgeport, Connecticut.........     Fabrication of vinyl windows                        75,000          Lease
Greenville, Texas...............     Idle Facility                                      180,000          Lease
Greenville, Texas...............     Leased Facility                                     30,000            Own
Greenville, Texas...............     Sublet Facility                                    300,000          Lease
Allentown, Pennsylvania.........     Idle Facility                                      105,000          Lease
Orlando, Florida................     Door pre-hanging, warehouse                         50,000          Lease
Denver, Colorado................     Fabrication of vinyl windows                       108,000          Lease
Florence, Alabama...............     Door pre-hanging; warehouse                         60,000          Lease
Murrysville, Pennsylvania.......     Fabrication of vinyl windows                       166,000            Own
Pittsburgh, Pennsylvania........     Extrusion of vinyl                                  68,000          Lease
                                     Fabrication of deck/deck and patio
                                     enclosures                                          82,100          Lease
Yakima, Washington..............     Fabrication of vinyl windows                        58,000          Lease
                                                                                      ---------
                                        Total                                         2,862,318
                                                                                      =========

      Additionally, we lease 27 distribution warehouses in 17 states for vinyl and aluminum window distribution with sites averaging 8,000 square feet.

      We maintain our corporate headquarters in Dallas, Texas. The facilities provide approximately 17,500 square feet and are leased for a seven-year term expiring in 2004.

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

ITEM 6. SELECTED FINANCIAL DATA

      The selected income statement data set forth below for the periods ended October 25, 1996 and December 31, 1996 and the years ended December 31, 1997, 1998, 1999 and 2000, and the selected balance sheet data at October 25, 1996 and December 31, 1996, 1997, 1998, 1999 and 2000 were derived from the audited consolidated financial statements as described further below. The selected historical financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this 10-K.

      Prior to October 2, 1998, Atrium's historical financial statements as filed with the Securities and Exchange Commission included its operations and the operations of its subsidiaries. On October 2, 1998, pursuant to the Recapitalization, D and W contributed the assets of Wing and Darby to the Company.

      As Wing was determined to be the acquiror in the reverse acquisition, the historical financial statements of "Atrium" (the previous registrant) were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of the Company and Darby from October 3, 1998. The statements of operations for the year ended December 31, 1997, only include the operations and accounts of Wing and its predecessor, Wing was acquired by the current controlling shareholders on October 25, 1996. Additionally, the operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim, Inc.-South, together, "Darby-South") are included since the date of acquisition, January 27, 1999, the operations of Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") are included since their date of acquisition, May 17, 1999 and the operations of Ellison are included since their date of acquisition, October 25, 2000. The December 31, 2000 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne, Ellison and each of their respective subsidiaries, while the December 31, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne and each of their respective subsidiaries.

                            Predecessor
                            -----------

                            Period Ended   Period Ended    Year Ended      Year Ended     Year Ended      Year Ended
                            October 25,    December 31,   December 31,    December 31,   December 31,    December 31,
                                1996           1996           1997            1998           1999            2000
                                ----           ----           ----            ----           ----            ----
                                                             (dollars in thousands)
Income Statement Data:
   Net sales .............  $  62,880      $  13,200      $  99,059       $ 211,059      $ 498,456       $ 496,247
   Income (loss) before
      income taxes and
      extraordinary charge      1,789            532          1,391          (2,329)        10,795         (75,266)
   Net income (loss) .....      1,119            303            696          (2,819)         2,218         (74,326)
Balance Sheet Data
   (end of period):
   Total assets ..........  $  19,966      $  36,404      $  55,383       $ 359,869      $ 484,136       $ 540,335
   Total debt ............      8,154         20,489         32,238         179,227        316,711         355,348
Other Data:
   EBITDA(1) .............  $   3,014      $   1,166      $   5,836       $  14,732      $  55,394       $   5,923
   Depreciation and
      amortization ....           716            260          1,492           4,158         14,061          16,483
   Stock option
      compensation
      expense ............         --             --             --           3,851            128              --
   Interest expense ......        509            374          2,953           9,081         28,524          36,967
Cash Flows provided by
   (used in):
   Operating activities ..  $     664      $   1,112      $   1,148       $ (10,253)         8,835          (4,441)
   Investing activities ..       (934)       (29,265)       (11,763)       (125,184)      (108,480)        (89,780)
   Financing activities ..         69         28,193         10,609         135,403        100,939          97,573

- ----------
Note: EBITDA amounts presented above are not pro forma for the acquisitions and/or divestitures that occurred during the year presented.

(1) EBITDA represents income before interest, income taxes, extraordinary charge, depreciation and amortization, special charges, stock option compensation expense and certain non-recurring expenses related to acquisitions. The special charges of $27,639 during 2000 which are excluded from the calculation of EBITDA relate to the divestitures of the Wing and Wood Patio Door operations. These amounts include the write-off of goodwill and capitalized software, the net loss on sale of assets, expenses associated with the operating leases of idle facilities and equipment and severance for the former CEO. We believe it is appropriate to exclude these special charges to provide investors a more accurate understanding of our ongoing operations. Special charges were $1,886 in 1999 and relate to severance for the former CEO. While we do not intend for EBITDA to represent cash flow from operations as defined by GAAP and we do not suggest that you consider it as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity, we include it herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We believe EBITDA provides investors and analysts in the building materials industry the necessary information to analyze and compare our historical results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, as EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the building materials industry.

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

      As Wing was determined to be the acquiror in the reverse acquisition, the historical financial statements of "Atrium" (the previous registrant) were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of the Company and Darby from October 3, 1998. The statements of operations for the year ended December 31, 1997, only include the operations and accounts of Wing and its predecessor. Wing was acquired by the current controlling shareholders on October 25, 1996. Additionally, the operations of Darby-South are included since the date of acquisition, January 27, 1999, the operations of Heat and Champagne are included since their date of acquisition, May 17, 1999, and the operations of Ellison are included since their date of acquisition, October 25, 2000. The December 31, 2000 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne, Ellison and each of their respective subsidiaries, while the December 31, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne and each of their respective subsidiaries.

Results of Operations (in thousands, except percentages)

      The following table sets forth for the periods indicated, information derived from the Company's consolidated statements of operations expressed as percentage of net sales.

                                                                                    Year Ended December 31,
                                                                               2000            1999          1998
Net sales............................................................         100.0%          100.0%        100.0%
Cost of goods sold...................................................          74.8            68.4          75.4
                                                                              -----------------------------------
Gross profit.........................................................          25.2            31.6          24.6
Selling, delivery, general and administrative expenses (excluding amortization expense and non-cash stock option compensation
   expense)..........................................................          25.5            21.7          18.8
     Amortization expense............................................           2.0             1.7           1.0
     Non-cash stock option compensation expense......................            --             0.1           1.8
                                                                              -----------------------------------
    Selling, delivery, general and
        administrative expenses......................................          27.5            23.4          21.7
Special charges......................................................           5.6             0.4            --
                                                                              -----------------------------------
                                                                               33.1            23.8          21.7
                                                                              -----------------------------------
Income (loss) from operations........................................          (7.9)            7.8           2.9
Interest expense.....................................................           7.4             5.7           4.3
Other income, net....................................................           0.2             0.1           0.3
                                                                              -----------------------------------
Income (loss) before income taxes and extraordinary charge...........         (15.2)            2.2          (1.1)
Provision (benefit) for income taxes.................................          (0.2)            1.3          (0.1)
                                                                              -----------------------------------
Income (loss) before extraordinary charge............................         (15.0)            0.8          (1.0)
Extraordinary charge, net of income tax benefit......................            --             0.4           0.3
                                                                              -----------------------------------
Net income (loss)....................................................         (15.0)%           0.4%         (1.3)%
                                                                              ===================================

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Sales. Net sales decreased by $2,209 from $498,456 in 1999 to $496,247 in 2000, or approximately 0.4%. Net sales in 2000 decreased principally as a result of the divestiture of Wing and the Atrium Wood Patio Door operations during the year. Wing's net sales decreased by $68,002 from $151,841 during 1999 to $83,839 during 2000 and the Atrium Wood Patio Door operations net sales decreased by $8,508 from $16,156 during 1999 to $7,648 during 2000. During the second and third quarter of 2000, the net sales from the Wing operations declined prior to their divestiture as their largest customer, The Home Depot, began shifting their business to other interior door manufacturers. The declines at the Atrium Wood Patio Door operations prior to their divestiture were due to our efforts to eliminate less-profitable sales territories. The decrease during the year is also attributable to a decline at Darby which was the result of eliminating single-family installations and focusing exclusively on multi-family installations.

The decrease during 2000 was partially offset by the increase from the acquisitions of Heat and Champagne, which were acquired during the second quarter of 1999. During 2000, these acquisitions had a combined increase in net sales of $33,385, or 47.7%. On October 25, 2000, we also acquired Ellison, which had net sales of $19,091 subsequent to the acquisition. The decrease during 2000 was also partially offset by increases (exclusive of the 1999 and 2000 acquisitions) that included approximately $18,880 from our aluminum window operations, or a 9.8% growth rate, in 2000, and vinyl window operations increases which included approximately $4,100, or a 10.8% growth rate, in 2000.

      Cost of Goods Sold. Cost of goods sold increased from 68.4% of net sales during 1999 to 74.8% of net sales during 2000. The increase as a percentage of net sales was due largely to the Wing and Atrium Wood Patio Door operations and their related divestitures. Wing experienced increases in material costs, up from 58.7% of net sales during 1999 to 82.1% of net sales during 2000, primarily the result of a $5,338 write-down of inventory that was recorded during the second and third quarters of 2000 relating to its divestiture and $12,609 of price concessions made to move remaining inventories. The Atrium Wood Patio Door operations cost of goods sold increased from 79.5% of net sales during 1999 to 128.4% of net sales during 2000. The increase at the wood patio door division was primarily due to material costs relating to the $1,868 write-down of inventory and $1,277 of price concessions made to move remaining inventories. The increase is also attributable to the aluminum and vinyl divisions. The aluminum divisions had costs of goods sold of 71.3% of net sales during 1999 compared to 74.6% of net sales during 2000. The increase at the aluminum divisions were the result of higher insurance and lease costs at new facilities. The vinyl divisions had costs of goods sold of 60.3% of net sales during 1999 compared to 63.7% of net sales during 2000. The increase at the vinyl divisions is primarily due to the acquisition of Ellison during 2000. Ellison had cost of goods of 65.5% on net sales during 2000 from the date they were acquired. The LIFO reserve expense during 2000 was $1,541 and the LIFO reserve benefit was $75 during 1999. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and the effects of changes in sales prices, material costs and changes in productivity levels.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $18,906 from $107,780 (21.7% of net sales during 1999) to $126,686 (25.5% of net sales during 2000). Wing's selling, delivery, general and administrative expenses were up from 20.7% of net sales during 1999 to 37.8% of net sales during 2000, due to increased labor, freight expense and shut down expenses surrounding the divestiture during 2000. The remaining increase is also largely due to the inclusion of selling, delivery, general and administrative expenses at Heat and Champagne for the full year, which have higher selling expenses as a percentage of net sales. The combined Heat and Champagne selling, delivery, general and administrative expenses were $30,747 (29.7% of net sales) during 2000, an increase of $11,636 over 1999 (27.3% of net sales). Excluding the acquisitions during 1999 and 2000, the aluminum windows operations improved from 21.0% of net sales during 1999 to 20.0% of net sales during 2000 and the vinyl window operations improved from 26.5% of net sales during 1999 to 26.2% of net sales during 2000. Additionally, delivery expenses increased due to increased fuel costs.

      Amortization Expense. Amortization expense increased $1,153 from $8,717 during 1999 to $9,870 during 2000 due to the to the amortization of goodwill recorded in connection with the acquisitions of Heat and Champagne in 1999 and Ellison in 2000. The increase was partially offset by the write-off of capitalized software and goodwill in connection with the divestiture of Wing during 2000.

      Special Charges. During 2000, we recorded a one-time charge of $27,739, of which $24,585 related to the write-off of certain intangible assets and the write-down of certain assets related to the sale of Wing and $1,251 related to the writedown of certain assets and charges for idle facilities at the Atrium Wood Patio Door operations. Special charges were recorded in the amount of $539 for non-capitalizable legal fees associated with the amendment of the credit facility. Additionally, we recorded $1,364 for severance benefits incurred in connection with the separation agreement entered into between us and the former Chief Executive Officer hired in March 2000. During the first quarter of 1999, we recorded a one-time charge of $1,886 for severance benefits incurred in connection with the separation agreement entered into between us and a former President and Chief Executive Officer.

      Interest Expense. Interest expense increased $8,443 from $28,524 during 1999 to $36,967 during 2000. The increase in interest expense was due primarily to the $175,000 senior subordinated notes the Company issued on May 17, 1999. The notes were issued in connection with the acquisitions of Heat and Champagne and are due May 1, 2009. In addition, the increase in interest expense includes the amortization of deferred financing, accretion of the discount recorded in connection with the issuance of $175,000 of senior subordinated notes, interest on additional term loan borrowings and a higher average revolving credit balance during 2000. The increase in interest expense was partially offset from deferred gains of $327 during 2000 from terminated interest rate collars.

      Income Taxes. The Company's effective tax rate was 1.2% during 2000 due largely to the recording of a valuation allowance of $18,150, the write-off of $13,060 of non-deductible goodwill related to the sale of Wing and non-deductible goodwill amortization expense of approximately $6,044. Excluding the effects of these items, the Company's effective tax rate would have been approximately 34.0% during 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Net Sales. Net sales increased by $287,397 from $211,059 in 1998 to $498,456 in 1999, or approximately 136.2%. Net sales in 1999, increased principally as a result of the Recapitalization and the acquisitions of Darby South, Heat and Champagne, as well as higher sales volume. The Recapitalization contributed an increase of $204,296 from Atrium (previous registrant) and Darby due to increased sales volumes and inclusion for the entire year of 1999, as opposed to the inclusion since the Recapitalization on October 2, 1998. Atrium's (previous registrant) sales volume grew approximately $13,622, or 5.8%. This increase included approximately $18,374 from its aluminum and vinyl window operations, or a 8.7% growth rate, offset by a decline of $4,752, or 22.7% from its wood patio door operations due to our efforts to eliminate less-profitable sales territories.

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

      Cost of Goods Sold. Cost of goods sold decreased from 75.4% of net sales during 1998 to 68.4% of net sales during 1999. The decrease was largely due to the addition of Atrium (previous registrant) and Darby, which operate at higher margins than Wing, since they were included in operations from October 2, 1998. Additionally, the acquisitions of Darby-South, Heat and Champagne improved the percentage as these divisions had a combined cost of goods sold as a percent of net sales of 60.7% and 60.8% in 1999 and 1998, respectively. If Atrium (previous registrant), Darby and the 1999 acquisitions were included for the entire years of 1999 and 1998, cost of goods sold would have been 68.1% and 68.7%, respectively. This improvement was primarily the result of favorable aluminum prices from forward commitments partially offset by slightly higher vinyl and wood prices. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $37 lower in 1999 and $112 lower in 1998. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and, the effects of changes in sales prices, material costs and changes in productivity levels.

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

      Selling expenses increased from 4.4% of net sales during 1998 to 6.2% of net sales during 1999. The increase was primarily due to a 0.8% point increase at Wing and the acquisitions of Heat and Champagne, which have higher selling expenses. The increase was partially offset by a 0.3% point decrease in selling expenses as a percent of net sales at Atrium (previous registrant) due to various cost saving measures which were implemented during 1999. If Atrium (previous registrant), Darby and the 1999 acquisitions were included for the entire years of 1999 and 1998, selling expenses would have been 7.0% and 6.7% of net sales, respectively. The increase over prior year is primarily attributed to increases in salaries of the new merchandising managers at Wing and cooperate advertising allowances at Atrium Wood which are fixed at the beginning of the year and do not vary with sales levels. Due to the elimination of certain sales territories, sales volume declined and a corresponding increase as a percent of sales occurred.

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

      Delivery expenses decreased from 8.8% of net sales during 1998 to 7.5% of net sales during 1999. The decrease was primarily due to a 0.8% point decrease at Atrium (previous registrant) and the acquisitions Darby-South, Heat and Champagne, which have significantly lower delivery expenses than the Company and Wing. If Atrium (previous registrant), Darby and the 1999 acquisitions were included for the entire years of 1999 and 1998, delivery expenses would have increased slightly to 7.3% of net sales during 1999, primarily due increases in fuel cost, and 7.2% of net sales during 1998.

      Amortization Expense. Amortization expense increased $6,584 from $2,133 during 1998 to $8,717 during 1999. The increase was primarily due to the continued amortization of the goodwill recorded in connection with the Recapitalization and amortization of the new goodwill related to the acquisitions of Darby-South, Heat and Champagne, which was $1,151 during 1999.

      Non-Cash Stock Option Compensation Expense. Non-cash stock option compensation expense decreased $3,723 from $3,851 in 1998 to $128 in 1999. In 1998, compensation expense was recorded for the options issued in connection with the Recapitalization. In 1999, we recorded expense related to the our variable options, under which expense is recorded as the value of the options appreciate.

      Special Charge. We recorded a one-time charge of $1,886 for severance benefits and related expenses incurred in connection with the separation agreement entered into by the Company and a former President and Chief Executive Officer.

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

Liquidity and Capital Resources

      Cash generated from operations and availability under the Revolving Credit Facility ("Revolving Facility") are our principal sources of liquidity. During 2000, cash was primarily used in connection with the acquisition Ellison and for capital expenditures. Net cash used in operating activities was $4,441 during 2000 compared to cash provided by operating activities of $8,835 during 1999. The decrease was primarily attributable to a significant net loss in 2000 related to the divestitures of Wing and Atrium Wood Patio Door and decreases in accounts payable, net of the Ellison acquisition (see Note 5 to the financial statements). Cash flows used in investing activities decreased from $108,480 during 1999 to $89,780 during 2000. The decrease is primarily the result of the proceeds from the divestitures during 2000 (see Note 4 to the financial statements). Cash flows from financing activities decreased from cash provided of $100,939 during 1999 to $ 97,573 during 2000. The decrease was due primarily to higher borrowings during 1999 for the acquisitions of Darby-South, Heat and Champagne than the borrowings necessary to acquire
Ellison during 2000.

Other Capital Resources

      In connection with the Recapitalization, we entered into a Credit Agreement providing for a revolving facility in the amount of $30,000, which was increased to $40,000 in June 1999. In connection with the acquisition of Ellison, the revolving facility was increased to $47,000 of which $10,000 is available under a letter of credit sub-facility. The revolving facility has a maturity date of June 30, 2004. At December 31, 2000, we had $22,587 of availability under the revolving facility, net of borrowings of $19,000 and outstanding letters of credit totaling $5,413.

Capital Expenditures

      We had net cash capital expenditures of $11,689 during 2000, compared to $8,111 and $2,209 during 1999 and 1998, respectively. The 1998 capital expenditures are exclusive of the Recapitalization. Capital expenditures during 2000 were largely a result of the our continued efforts to increase efficiency through automation at our various divisions as well as to increase plant capacity at Extruders. We expect capital expenditures (exclusive of acquisitions) in 2001 to be approximately $15,000, however, actual capital requirements may change, particularly as a result of any acquisitions we may make. Capital expenditures exclude costs related to the implementation of our new management information system which include internally capitalized costs.

      Our ability to meet debt service and working capital obligations and capital expenditure requirements is dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. As of March 30, 2001, the Company had $20,087 available for borrowings under the Revolving Facility, net of borrowings of $21,500 and outstanding letters of credit totaling $5,413.

Inflation, Trends and General Considerations

      We have evaluated and expect to continue to evaluate possible acquisitions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to acquisition candidates. Our performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In the near term, we expect to operate in an environment of relatively stable levels of construction and remodeling activity. However, increases in interest rates could have a negative impact on the level of housing construction and remodeling activity. The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Our lower sales levels usually occur during the first and fourth quarters. Since a high percentage of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of our subsidiaries is greater from late in the first quarter until early in the fourth quarter.

Market Risk

      We are exposed to market risks related to changes in interest rates and commodity pricing. We use derivative financial instruments on a limited basis to hedge economic exposures. We do not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

Interest Rate Risk

      We are exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates. We manage our borrowing exposure to changes in interest rates by utilizing a combination of fixed and variable rate debt instruments. In addition, as of December 31, 2000, we hedged our exposure on a portion of our variable rate debt by entering into interest rate swap agreements to lock in a fixed rate. At December 31, 2000, approximately 89% of the carrying values of our long-term debt was either at fixed interest rates or covered by interest rate swap agreements that fixed the interest rates.

      The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rate. The table also presents the notional amount of the swaps and their expected future interest rates. The notional amount is used to calculate the contractual payments to be exchanged. The interest rates are weighted between the various loans based on debt outstanding and are estimated based on implied forward rates using a yield curve at December 31, 2000.

                   Expected Maturities (dollars in thousands)

                                  2001      2002       2003       2004       2005     Thereafter     Total    Fair Value
                                  ----      ----       ----       ----       ----     ----------     -----    ----------
Liabilities
Variable-rate debt..........      $24,960    $5,960      $5,960    $4,150    $66,360      $75,050    $182,440    $182,440
Average interest rate.......        8.48%     9.04%       9.28%     9.47%      9.70%        9.70%          --          --
Interest Rate Derivatives
Notional amount.............           --        --      $1,949        --         --           --      $1,949         $16
Average pay rate............        6.25%     6.25%       6.25%        --         --           --          --          --
Average receive rate........        6.44%     5.12%       5.67%        --         --           --          --          --
Notional amount.............           --        --    $100,000        --         --           --    $100,000    $(2,367)
Average pay rate............        6.66%     6.66%       6.66%        --         --           --          --          --
Average receive rate........        6.76%     5.12%       5.67%        --         --           --          --          --
Notional amount.............           --   $40,000          --        --         --           --     $40,000      $(295)
Average pay rate............        6.15%     6.15%          --        --         --           --          --          --
Average receive rate........        6.62%     5.12%          --        --         --           --          --          --

Commodity Pricing Risk

      We are subject to significant market risk with respect to the pricing of our principal raw materials, which include, among others, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases onto our customers and, as a result, gross margins could decline significantly. We manage some of our exposure to commodity pricing risk through purchasing aluminum forward commitments. The following is information related to aluminum forward commitments at December 31, 2000:

Forward commitments, expected to mature during 2001

Contract volumes:
  Fixed prices..........................................      17,848,402 pounds
  Floating prices.......................................      21,450,000 pounds
Contract amount.........................................         $14,663
Fair value..............................................         $14,839

Year 2000 Disclosure

      We did not experience significant disruptions in our operations as a result of the Year 2000 issue.

Financial Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended by SFAS No. 137 and FAS No. 138. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      We adopted SFAS 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required, which required us to record the market value of our swaps as an adjustment to equity. SFAS 133, as amended, is not expected to have a material impact on our future consolidated results of operations, financial position or cash flows.

      In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on revenue recognition issues. We adopted SAB 101 on October 1, 2000, as required, and have concluded that its adoption did not have any significant effect on our revenue recognition policies and practices.

      In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23 and 24. Earlier or retroactive application of this statement is not permitted. Management does not anticipate SFAS No. 140 will have a material effect on our consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table provides information concerning the directors and the executive officer:

           Name                     Age                                  Position
           -----                    ---                                  --------
Jeff L. Hull...................      35      President, Chief Executive Officer and Director
Eric W. Long...................      32      Chief Financial Officer, Treasurer and Secretary
                                             Chief Operating Officer of Aluminum Operations of Atrium
 Robert E. Burns...............      35      Companies
C. Douglas Cross...............      45      Chief Operating Officer of Vinyl Operations of Atrium Companies
Louis W. Simi, Jr..............      60      Executive Vice President of Operations of Atrium Companies
                                             President of R.G. Darby Company, Inc., Total Trim, Inc., R.G.
Cliff Darby....................      36      Darby Company-South and Total Trim, Inc.--South
Daniel T. Morley...............      48      Chairman of the Board of Directors
Roger A. Knight................      41      Director
Andreas Hildebrand.............      33      Director
John Deterding.................      69      Director
Nimrod Natan...................      37      Director
John Ellison, Jr...............      54      Director
Dennis M. McCormick............      48      Director
Christopher Unrath.............      34      Director

      Jeff L. Hull has served as Chief Executive Officer of Atrium Corporation and Atrium Companies since December, 2000, President of Atrium Corporation and Atrium Companies since August 1999, and as a Director of Atrium Corporation and Atrium Companies since April 1999. Prior to December, 2000, Mr. Hull was the Chief Financial Officer of Atrium Corporation and Atrium Companies from April 1996. Mr. Hull also served as Executive Vice President of Atrium Corporation and Atrium Companies from October 1998 to August 1999, Secretary of Atrium Corporation from October 1998 to June 2000, Secretary of Atrium Companies from December 1996 to June 2000 and Treasurer of Atrium Corporation from October 1998 to December, 2000 and of Atrium Companies from 1996 to December 2000. Prior to joining us, Mr. Hull was Director of Asset/Liability Management of AmVestors Financial Corporation (NYSE:AMV) and he was a manager with the accounting firm of Deloitte & Touche L.L.P.. Mr. Hull is a certified public accountant.

      Eric W. Long has served as Chief Financial Officer and Treasurer of Atrium Corporation and Atrium Companies since December 2000, and Secretary of Atrium Corporation and Atrium

Companies since June 2000. Mr. Long also served as Corporate Controller of Atrium Corporation and Atrium Companies from April 1996. Prior to June 2000, Mr. Long served as Assistant Secretary of Atrium Corporation and Atrium Companies from April 1996 and Vice President of Finance of Atrium Corporation and Atrium Companies since April 1999. Prior to April 1996, Mr. Long was a financial analyst with Applebee's International, Inc and was with the accounting firm of Deloitte & Touche L.L.P. Mr. Long is a certified public accountant.

      Robert E. Burns has served as Chief Operating Officer of Aluminum Operations of Atrium Companies since December 2000. Mr. Burns joined Atrium Companies in January 2000 as Senior Vice President of Operations in which capacity he served until December 2000. Prior to that, Mr. Burns was Vice President of Operations of Baldwin Hardware, a division of Masco Corp. (NYSE:
MAS) from March 1996. Prior to joining Masco, Mr. Burns was a management consultant with Universal Scheduling Company.

      C. Douglas Cross has served as Chief Operating Officer of Vinyl Operations of Atrium Companies since October, 2000. Prior to joining Atrium Companies in October 2000, Mr. Cross was President and Chief Operating Officer of Ellison Windows and Doors since 1988. Mr. Cross had been with Ellison Windows and Doors since 1985. Prior to that, he was a commercial loan officer with First Union Bank.

      Louis W. Simi, Jr. has served as Executive Vice President of Atrium Companies since 1993, and prior to that, he served as the General Manager of the Atrium Aluminum division. Mr. Simi also was Director of Atrium Companies from July 1995 to November 1996. He has served Atrium Companies in various capacities since 1966.

      Cliff Darby has served as President of R.G. Darby, Inc. and Total Trim, Inc. since 1997 and R.G. Darby Company-South and Total Trim, Inc.--South since March 1999. Mr. Darby has worked for Darby since 1985, holding numerous roles, including managerial, sales and administrative positions.

      Daniel T. Morley has served as Chairman of the Board of Directors of Atrium Corporation and Atrium Companies since October 1998. Mr. Morley has also been a Managing Partner of Ardshiel since 1994. Mr. Morley has served as Co-President of Ardshiel since 1997, as well as Chairman of Wing since 1996 and Door since January 1998. Mr. Morley also serves as Chairman of Astro Textiles, Inc. and a Director of Protein Genetics, Inc. and Avanti Petroleum, Inc., and holds positions with several other privately held companies.

      Roger A. Knight has served as a Director of Atrium Corporation and Atrium Companies since October 1998. Mr. Knight has been a principal of Ardshiel since May 1998. Prior to joining Ardshiel, he was Managing Director and a member of the Management Committee of Coopers & Lybrand Securities, Inc., the wholly-owned investment banking subsidiary of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers LLP).

      Andreas Hildebrand has served as a Director of Atrium Corporation and Atrium Companies since October 1998. Mr. Hildebrand is Vice President of GE Investments. Mr. Hildebrand also served as a Director of Wing since October 1997 and of Door since

January 1998. He has served in other capacities with GE Investments during the past five years. Mr. Hildebrand is also a Director of Eagle Family Foods Holdings, Inc. and several other privately held companies.

      John C. Deterding has served as a Director of Atrium Corporation and Atrium Companies since November 1998. Mr. Deterding has been the owner of Deterding Associates, a real estate consulting company, since June 1993. From 1975 until June 1993, he served as Senior Vice President and General Manager of the Commercial Real Estate division of General Electric Capital Corporation. From November 1989 to June 1993, Mr. Deterding served as Chairman of the General Electric Real Estate Investment Company, a privately held REIT. He served as Director of GECC Financial Corporation from 1986 to 1993. Mr. Deterding is also a Director of Patriot American Hospitality, BlackRock Asset Investors and AMRESCO Capital Trust and a former member and trustee of the Urban Land Institute.

      Nimrod Natan has served as a Director of Atrium Corporation and Atrium Companies since October 1998. Mr. Natan has been a principal of Ardshiel since 1997. Mr. Natan also serves as a director of Wing, Astro Holdings, Inc. and Protein Genetics, Inc., privately held companies. Prior to joining Ardshiel in 1997, Mr. Natan was a management consultant with Gemini Consulting.

      John Ellison, Jr. has served as a Director of Atrium Corporation and Atrium Companies since October 25, 2000. He has also held the position of President and Chief Executive Officer of the Ellison Company, Inc. since 1972. Mr. Ellison is also a director of First Union National Bank of Greensboro and of Carolina Tractor, Inc.

      Dennis McCormick has served as a Director of Atrium Corporation and Atrium Companies since November 2000. In addition, Mr. McCormick has served as Co-President of Ardshiel since 1994. Mr. McCormick has also served as Chairman of the Board of Directors of Protein Genetics, Inc. and Avanti Petroleum, Inc. since 1994. Mr. McCormick was Chairman of the Board of Directors of Cellu Tissue Corporation from 1995 to 1997.

      Christopher Unrath has served as a Director of Atrium Corporation since January 2001. Mr. Unrath received his M.B.A. from the Wharton School at the University of Pennsylvania and his B.A. from Fordham University. Prior to joining Ardshiel in 1993, Mr. Unrath was an associate at Smith Barney, Inc. Mr. Unrath began his career as an analyst at Merrill Lynch & Co. and worked in both the New York and London offices.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation and Other Information

      Compensation of Named Executive Officers. The following table provides certain summary information for each of the years ended December 31, 2000, 1999 and 1998, concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and the four other most highly compensated persons, or the named executive officers, functioning effectively as our executive officers whose individual combined salary and bonus exceeded $100,000 during such period:

                               Annual Compensation

                                                                                                   Long-Term
                                                                                                  Compensation
                                                                                 Other Annual      Securities
                                                                                 Compensation      Underlying        All Other
     Name and Principal Position(1)         Year      Salary($)     Bonus($)        ($)(1)         Options(#)     Compensation($)
     ------------------------------         ----      ---------     --------        ------         ----------     ---------------
Jeff L. Hull.......................         2000       300,000      281,500            --          1,750,000              --
   President, Chief Executive               1999       250,000      150,000            --            425,000          75,000(3)
   Officer and Director                     1998       155,000      175,000            --          1,308,842(2)           --
Eric W. Long.......................         2000       130,000       65,000            --                 --              --
   Chief Financial Officer                  1999       120,000       50,000            --                 --          20,000(3)
   Treasurer and Secretary                  1998       100,000       25,000            --            145,000(2)           --
Robert E. Burns **.................         2000       160,000      100,000            --            200,000          30,000(4)
   Chief Operating Officer of               1999            --           --            --                 --              --
   Aluminum Operations                      1998            --           --            --                 --              --
Louis W. Simi, Jr..................         2000       170,000           --            --                 --              --
   Executive Vice President of              1999       170,000      110,000            --                 --         125,000(3)
   Operations                               1998       170,000      185,000            --            500,000(2)           --
Cliff Darby........................         2000       186,000      100,000            --                 --              --
   Divisional President, Darby              1999       156,000      135,000            --                 --              --
   Group of Companies                       1998       150,000       76,000            --          1,298,415              --
*Frank E. Sheeder..................         2000       243,750       60,000            --          2,500,000(6)     1,264,000(5)
   Chief Executive Officer                  1999            --           --            --                 --              --
                                            1998            --           --            --                 --              --

- ----------

* Mr. Sheeder resigned effective as of December 31, 2000. As Mr. Sheeder joined us as Chief Executive Officer effective March 28, 2000, no compensation was paid to him in 1998 and 1999. See "Termination Agreements."

** Mr. Burns joined us on January 24, 2000. Accordingly, no compensation was paid to Mr. Burns in 1998 and 1999.

(1) Perquisites related to insurance and benefit plans, automobile and expense allowances are excluded since the aggregated amounts are the lesser of $50,000 or 10% of the total annual salary.

(2) Securities underlying options to purchase our common stock, Messrs. Hull's, Long's and Simi's amounts include 125,000, 25,000 and 250,000 options, respectively, issued under the D and W Holdings Replacement Stock Option Plan.

(3) Amount represents stay-on bonus paid for completing one year of service after our 1998 recapitalization.

(4) Amount represents expenses reimbursed for moving costs, grossed-up for applicable taxes.

(5) Amount represents severance benefits to be paid in 2001 and 2002 to Mr. Sheeder in connection with his resignation.

(6) These options were cancelled on December 31, 2000 for proceeds of $100,000.

Option Grants During 2000. The following table sets forth option grants to the named executive officers during the year ended December 31, 2000.

                                                   Individual Grants(2)
                                                   --------------------
                                                                                              Potential Realizable Value at
                                  Number of    % of Total                                          Assumed Annual Rates of
                                  Securities    Options                                         Stock Price Appreciation for
                                  Underlying   Granted to       Exercise or                             Option Term(3)
                                   Options    Employees in       Base Price      Expiration             --------------
           Name                 Granted(#)(1)  Fiscal Year          ($/SH)           Date             5%($)         10%($)
           ----                 -------------  -----------          ------           ----             -----         ------
   Jeff L. Hull............          500,000       9.1               $1.50          12/31/10        $310,000      $935,000
                                     500,000       9.1                1.75          12/31/10         185,000       810,000
                                     750,000      13.5                2.00          12/31/10          90,000     1,027,500
   Eric W. Long............               --        --                  --                --              --            --
   Robert E. Burns.........          200,000       3.6                1.25           1/24/10         174,000       424,000
   Louis W. Simi, Jr.......               --        --                  --                --              --            --
   Cliff Darby.............               --        --                  --                --              --            --
   Frank E. Sheeder........        1,500,000(4)   27.0                1.50           3/28/10         930,000     2,805,000
                                   1,000,000(4)   18.0                1.20           3/28/10         920,000     2,170,000

- -----------

(1)   All options are for the common stock of Atrium Corporation.

(2) Options vest ratably over the life of the respective employment contract, except for Mr. Hull, whose options vest at the end of his employment agreement or upon a change of control.

(3) The assumed rates are compounded annually for the full terms of the options.

(4) These options were cancelled on December 31, 2000 for proceeds of $100,000.

Aggregated Option Exercises and Fiscal-Year-End Option Values. The following table sets forth option exercises by the named executive officers and value of in-the-money unexercised options held at December 31, 2000.

                                                           Number of Securities               Value of Unexercised
                              Shares                      Underlying Unexercised                  In-the-Money
                             Acquired                    Options at FY-End (#)(1)              Options at FY-End
                                on          Value        ------------------------              -----------------
         Name              Exercise(#)   Realized($)    Exercisable    Unexercisable   Exercisable (2)  Unexercisable (2)
         ----              -----------   -----------    -----------    -------------   ---------------  -----------------
Jeff L. Hull...........         --           --          1,130,156       2,353,686          $506,357           $154,295
Eric W. Long...........         --           --             83,000          87,000            49,650             26,100
Robert E. Burns........         --           --                 --         200,000                --             10,000
Louis W. Simi, Jr......         --           --            375,000         125,000           360,000             37,500
Cliff Darby............         --           --            741,316         557,099            92,934            102,394
Frank E. Sheeder.......         --           --                 --              --                --                 --

- ----------
(1) Represents options held by the named individual to purchase common stock of Atrium Corporation.

(2) Based on the fair market value of the option shares at fiscal year end of $1.30 per share less the exercise price per share payable for such shares.

1998 Stock Option Plan

      The D and W Holdings, Inc. 1998 Stock Option Plan, as amended, or the 1998 plan, which provides for the grant of options to purchase our common stock to our subsidiaries' key employees and eligible non-employees, was adopted in connection with our 1998 recapitalization. The 1998 plan provides for the grant of options to purchase up to 14,991,142 shares of our common stock. In connection with our 1998 recapitalization, we granted options to purchase 3,582,353 shares of our common stock to management of Darby and Wing in exchange for outstanding options to purchase Darby and Wing stock. Options to purchase an additional 8,153,588 shares of our common stock were granted to our subsidiaries' management contemporaneously with our 1998 recapitalization. In connection with the consummation of the Heat and Champagne acquisitions, options to purchase 1,790,000 shares of common stock were issued. In addition, options to purchase 1,000,000 shares of our common stock were issued in connection with the Ellison acquisition. As of December 31, 2000, a total of 10,801,644 options to purchase shares of common stock were outstanding under the 1998 plan.

      All options granted thus far are non-qualified options, which do not qualify for favored tax treatment under Section 422 of the Internal Revenue Code. Options granted under the 1998 plan generally have a term of ten years from the date of grant and vest in equal installments annually over three to five years dependent on continued employment. No option is exercisable until it has vested. Options granted upon consummation of our 1998 recapitalization in exchange for outstanding options of Darby and Wing continue to vest on the schedule applicable to the exchanged options. Of the options granted in connection with our 1998 recapitalization, options to purchase 993,115 shares of our common stock will vest only in connection with a value event, which is defined in the 1998 plan.

      Options are not transferable other than in accordance with the laws of descent and distribution. Upon termination for cause or voluntary termination by the optionee without good reason all vested options automatically expire. Upon termination of employment for any other reason, the optionee has the right to exercise the vested portion of any option. Also, upon termination of an optionee's employment for any reason, we have the right to purchase outstanding options and any shares of our common stock held by the optionee as a result of the exercise of an option.

Replacement Stock Option Plan

      In addition to the 1998 plan, we adopted the D and W Holdings, Inc. Replacement Stock Option Plan, or replacement plan, relating to certain options to purchase our common stock which were granted in replacement of outstanding options of Atrium Corp. in connection with our 1998 recapitalization. Under the replacement plan, options to purchase an aggregate of 1,575,000 shares of our common stock were granted in exchange for outstanding options of Atrium Corp. which were not cashed out in our 1998 recapitalization. These options vest ratably over a period of five years on each anniversary date of the grant and have an exercise price of $0.01 per share. The replacement plan was amended in connection with the consummation of the Heat and Champagne acquisitions to increase the number of shares of our common stock issuable upon the exercise of options under the replacement plan by up to an additional 1,000,000 shares. Options to purchase 675,531 shares of our common stock were issued under the replacement plan in exchange for outstanding options of Heat which were not cashed out. As of December 31, 2000, a total of 2,311,485 options to purchase shares of common stock were outstanding under the replacement plan.

      Upon termination of an optionee's employment, we have the right to repurchase all or any portion of the replacement options held by the optionee. Upon exercise of any vested portion of a replacement option, we may require the optionee to execute a buy-sell agreement containing provisions similar to the repurchase provisions described above, as a condition to the option exercise of that option.

      The replacement plan provides that all options granted are in the form of nonqualified options, which are options that do not qualify for favored tax treatment under Section 422 of the Internal Revenue Code. The replacement options have a term of 20 years from the date of grant subject to early termination in connection with termination of employment. No option is exercisable until it is vested. Replacement options are not transferable other than in accordance with the laws of descent and distribution by an optionee, except that options may be transferred to an optionee's family members or personal representative.

Bonus Plan

      We maintain a bonus plan providing for annual cash bonus awards to certain key employees. Bonus amounts are based on Atrium Companies and its divisions meeting certain performance goals established by our board of directors.

Other Benefit Programs

      Our executive officers also participate in other employee benefit programs including health insurance, group life insurance, and a savings and supplemental retirement plan or the 401(k) Plan on the same basis as our other employees.

Employment and Consulting Agreements

Mr. Hull

      Mr. Hull has entered into an employment agreement with us and Atrium Companies pursuant to which he serves as Chief Executive Officer and President. Mr. Hull's employment agreement has a three-year term, which commenced December 31, 2000. The term is renewable for a series of three year terms as mutually agreed to at least 30 days prior to the end of the then current term. Under the terms of Mr. Hull's employment agreement, he is entitled to receive an annual base salary, as follows: during the period beginning on December 31, 2000 and ending on December 31, 2001, $300,000, during the period beginning on December 31, 2001 and ending on December 31, 2002, $325,000, and during the period beginning on December 31, 2002 and ending on December 31, 2003, $350,000. Mr. Hull's salary is subject to increase at the discretion of the Board of Directors. The agreement provides that Mr. Hull may receive an annual target bonus of $350,000, 50% of which will be payable contingent on achievement of our EBITDA plan, 35% of which will be payable contingent on achievement of certain other performance targets set by the board of directors, and 15% of which will be payable contingent on achievement of management's objectives set by the board of directors. The annual target bonus is subject to increase at the discretion of the board of directors.

      Under the agreement, Mr. Hull has received additional options to purchase 1,750,000 shares of our common stock, 500,000 of which are exercisable at a price of $1.50 per share, 500,000 of which are exercisable at a price of $1.75 per share and 750,000 of which are exercisable at a price of $2.00 per share. The options will vest upon the earlier of a change of control event or the end of the term of the employment agreement. The agreement also provides that we will make certain payments to Mr. Hull in the event

      o     Mr. Hull is terminated by us without cause,

      o     of a change of control, or

      o     Mr. Hull terminates his employment for good reason.

      Pursuant to the agreement, Mr. Hull has agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Long

      Mr. Long entered into an employment and non-competition agreement with Atrium Corporation pursuant to which he serves as Chief Financial Officer of Atrium Corporation. Mr. Long's employment agreement has a three-year term, which commenced on January 1, 2001. Under the terms of Mr. Long's employment agreement, he is entitled to receive an annual base salary of $175,000 which is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Long is eligible to receive an annual incentive bonus of $75,000, 50% of which will be payable contingent on the achievement of Atrium Companies' EBITDA plan, 35% of which will be payable if Atrium Corporation meets the performance targets set by the Board of Directors of Atrium Corporation. The remaining 15% of the bonus shall be based on achievement of management objectives to be set annually by the senior officers of Atrium Companies and the board of directors.

      The agreement also provides that we will make certain payments to Mr. Long in the event

      o     Mr. Long is terminated by us without cause,

      o     of a change of control, or

      o     Mr. Long terminates his employment for good reason.

      Pursuant to the agreement, Mr. Long agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Burns

      Mr. Burns entered into an employment and non-competition agreement with Atrium Companies pursuant to which he serves as Chief Operating Officer of Aluminum Operations of Atrium Companies, Inc. (prior to December 31, 2000, the title of Mr. Burns' position was Senior Vice President of Operations of Atrium Companies, Inc.) Mr. Burns' employment agreement has a three year term, which commenced on January 24, 2000. Under the terms of Mr. Burns' employment agreement, he is entitled to receive an annual base salary of $160,000, which is subject to increase at the discretion of the board of directors. We adjusted Mr. Burns' annual salary for the year ended December 31, 2000 to $200,000. The agreement provides that Mr. Burns is eligible to receive an annual incentive bonus of $100,000, 75% of which will be payable contingent on the achievement of Atrium Companies' EBITDA plan and 25% of which will be payable contingent on achievement of management's objectives to be set each fiscal year by the senior officers of Atrium Companies and the board of directors.

      Under the agreement, Mr. Burns received options to purchase 200,000 shares of our common stock pursuant to the 1998 Plan. The options are exercisable at a price of $1.25 per share. The options will vest annually in equal installments over five years from the date of grant according to the vesting schedule set forth in the agreement. The agreement also provides that we will make certain payments to Mr. Burns in the event

      o     Mr. Burns is terminated by us without cause,

      o     of a change of control, or

      o     Mr. Burns terminates his employment for good reason.

      Pursuant to the agreement, Mr. Burns agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Cross

      Mr. Cross entered into an employment and non-competition agreement with us pursuant to which he serves as Chief Operating Officer of Vinyl Operations of Atrium Companies, Inc. Mr. Cross' employment agreement has a three year term, which commenced on October 25, 2000. Under the terms of Mr. Cross' employment agreement, he is entitled to receive an annual base salary of $180,000, which is subject to increase at the discretion of the board of directors. We adjusted Mr. Cross' annual salary for the year ended December 31, 2000 to $200,000. The agreement provides that Mr. Cross is eligible to receive an annual incentive bonus of $100,000, 75% of which will be payable contingent on the achievement of the vinyl operations of Atrium Companies, Inc.'s EBITDA plan and 25% of which will be payable contingent on achievement of management's objectives to be set each fiscal year by the senior officers of Atrium Companies, Inc. and the board of directors.

      Under the agreement, Mr. Cross received options to purchase 500,000 shares of our common stock pursuant to the 1998 plan. The options are exercisable at a price of $1.30 per share. The options will vest annually in equal installments over five years from the date of grant according to the vesting schedule set forth in the agreement. The agreement also provides that we will make certain payments to Mr. Cross in the event

      o     Mr. Cross is terminated by us without cause,

      o     of a change of control, or

      o     Mr. Cross terminates his employment for good reason.

      Pursuant to the agreement, Mr. Cross agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Darby

      On January 9, 1998, Mr. Cliff Darby entered into an employment agreement with Darby for a term which commenced in January, 1998. Mr. Darby's employment agreement terminates on December 31, 2001. Under the terms of Mr. Darby's employment agreement, he is entitled to receive an annual base salary of $150,000, subject to increase at the discretion of the board of directors of Darby. In 1999 and 2000, Mr. Darby's annual salary was adjusted to $156,000 and $186,000, respectively. Mr. Darby is entitled to an annual performance bonus payable upon the achievement of Darby's EBITDA plan. The agreement also provides that Darby will make certain payments to Mr. Darby in the event Mr. Darby is terminated without cause.

      Under the agreement, Mr. Darby has agreed not to compete with the business of Darby for a period of five years from the date of the agreement. The non-competition covenant will apply for one year following termination without cause by Mr. Darby regardless of the date of termination.

      Upon consummation of our 1998 recapitalization, Mr. Darby received options to purchase 466,101 shares of our common stock. Such options vest over a five year period from the date of grant.

Consulting Agreement

Mr. Ellison

      Atrium Companies entered into a consulting, non-competition and non-solicitation agreement with Mr. Ellison. The term of the agreement commenced on October 25, 2000 and will continue through October 15, 2007. Under this agreement, Mr. Ellison provides us with consulting services with respect to the matters or transactions of the Windows and Doors Division of The Ellison Company and VES, Inc., as well as various strategies for expanding our customer base and increasing our sales. During the term of his agreement, Mr. Ellison will receive payments in the aggregate amount of $2,100,000, payable in 168 installments of $12,500 each, on the fifteenth and last day of each month.

      Under the agreement, Mr. Ellison has agreed not to engage in the making, marketing, assembling, selling or distributing of the products of the Windows and Doors Division of the Ellison Company and VES or any other windows or doors for sale in the United States for the term of the agreement. Mr. Ellison has also agreed not to solicit any of our employees to work for any other person or solicit any of our present or future customers during the term of the agreement.

Termination Agreements

Mr. Sheeder's Agreement and Release

      We entered into an agreement and release with Frank Sheeder, Chief Executive Officer and Director of Atrium Corporation and Atrium Companies, Inc., whereby he resigned as our and our subsidiaries' officer and director effective as of December 31, 2000. Pursuant to the agreement and release, we agreed to make certain severance benefits payments to Mr. Sheeder in connection with his resignation, including (i) $12,500, representing Mr. Sheeder's annual base salary accrued and unpaid through the termination date (ii) $1,170,000 payable in twenty-four monthly installments beginning January 1, 2001, (iii) any accrued investments arising from Mr. Sheeder's benefits to be received pursuant to our investment plans, (iv) Mr. Sheeder's incentive bonus earned in 2000 through the termination date payable on or before March 30, 2001, and (v) the premium relating to Mr. Sheeder's medical benefits in the amount of $1,200 per month for a period of 24 months commencing January 1, 2001. In addition, Mr. Sheeder received $100,000 for options to purchase our common stock held by him that we repurchased. Mr. Sheeder agreed not to compete with us or any of our subsidiaries for a period of two years from the termination date.

Board of Directors

Employment and Compensation Committee

      Daniel T. Morley, Andreas Hildebrand and Roger A. Knight serve as our employment and compensation committee.

Audit Committee

      Roger A. Knight and Daniel T. Morley serve as our audit committee.

Executive Committee

      Roger A. Knight, Andreas Hildebrand and Jeff L. Hull serve as our executive committee.

Non-Employee Director Compensation

      Any member of our board of directors who is not an officer or employee does not receive compensation for serving on our board of directors. We anticipate compensating non-employee directors not affiliated with GEIPPPII or Ardshiel in the future for their service on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      We are a wholly-owned subsidiary of Atrium Corporation. The following table sets forth certain information regarding the beneficial ownership of Atrium Corporation common stock as of December 30, 2000, by each person who owns beneficially more than 5% of the outstanding common stock of Atrium Corporation and by the directors and certain executive officers of Atrium Corporation. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock of Atrium Corporation.

                                                                             Number of
                           Name                                                Shares               Percentage
GE Investment Private Placement Partners II, a Limited Partnership ........ 131,809,391(7)             73.5%
     3003 Summer Street
     Stamford, CT 06984-7900
Ardshiel, Inc. ............................................................   3,865,923(1)(7)           2.1%
     230 Park Avenue, Suite 2527
     New York, NY 10169
Merrill Lynch Capital Corporation..........................................   9,696,296(6)(7)           5.4%
     230 Vesey Street
     New York, NY
The Ellison Company, Inc. .................................................  17,137,513(4)(7)           9.6%
     706 Green Valley Road
     Suite 406
     Greensboro, North Carolina 27408
John Ellison, Jr ..........................................................  17,137,513(4)(7)           9.6%
Jeff L. Hull ..............................................................   1,130,156(5)(7)             *
Eric W. Long ..............................................................      83,000(5)(7)             *
Robert E. Burns ...........................................................          --                  --
C. Douglas Cross ..........................................................   1,480,769(7)                *
Cliff Darby ...............................................................   1,800,469(5)              1.2%
Louis W. Simi, Jr .........................................................     375,000(5)(7)             *
Dennis M. McCormick .......................................................   3,865,923(2)(7)           2.1%
Daniel T. Morley ..........................................................   3,865,923(2)(7)           2.1%
Christopher Unrath ........................................................          --                  --
Roger A. Knight ...........................................................          --                  --
Andreas Hildebrand ........................................................          --                  --
John Deterding ............................................................          --                  --
Nimrod Natan ..............................................................          --                  --
Christopher M. Unrath .....................................................          --                  --
All directors and executive officers as a group (14 persons)(3) ...........  25,872,830(7)             12.9%

*     Less than 1%.

(1) Includes (1) 1,040,748 shares of our common stock issuable upon exercise of warrants that are currently exercisable; (2) 2,825,175 shares of our common stock held by Ardatrium L.L.C., Arddoor L.L.C., Ardwing L.L.C. and Wing Partners, L.P. which are under common control with Ardshiel, and excludes 30,957,161 shares of our common stock held by certain of our other stockholders who have granted proxies to Ardshiel or its affiliates to vote their shares.

(2) Represents shares beneficially owned by Ardshiel and its affiliates. Mr. Morley is the Co-President and a stockholder of Ardshiel and a managing member of Arddoor L.L.C., Ardatrium L.L.C. and Ardwing L.L.C., the general partner of Wing Partners, L.P. Mr. McCormick is the Co-President and a stockholder of Ardshiel and a member of Arddoor L.L.C., Ardatrium L.L.C. and Ardwing L.L.C. and a limited partner of Wing Partners, L.P. Accordingly, Messrs. Morley and McCormick may be deemed to be the beneficial owner of these shares. Messrs. Morley and McCormick disclaim beneficial ownership of these shares.

(3) The business address for these individuals is 1341 West Mockingbird Lane, Suite 1200W, Dallas, Texas 75247.

(4) Represents 17,137,513 shares beneficially owned by The Ellison Company, Inc. Mr. Ellison is the President and Chief Executive Officer of The Ellison Company, Inc. Mr. Ellison may be deemed to be the beneficial owner of these shares.

(5)   Includes 1,130,156, 83,000, 741,316 and 375,000 shares of our common stock issuable upon exercise of options granted to Messrs. Hull, Long, Darby and Simi, respectively.

(6)   Includes 1,939,259 shares of our Class B common stock.

(7)   Represents shares of our Class A common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Stockholders Agreement

      We entered into an amended and restated stockholders agreement, dated as of October 25, 2000, with GEIPPPII, Ardshiel, and certain of our other major stockholders, referred to in this prospectus as the "stockholders' agreement," which affects their relative rights as stockholders.

      Under the stockholders agreement, the stockholders have agreed that the authorized number of directors should consist of up to eleven directors. GEIPPPII has the right to designate one director in the event there are less then seven directors, and two directors in the event the board of directors consists of seven or more members. In addition, (1) the Chief Executive Officer of the company and (2) John Ellison, Jr., as long as The Ellison Company is a stockholder, each have the right to be nominated for election as a director. Ardshiel and its affiliates, are entitled to designate up to six directors.

      Subject to exceptions, our major stockholders, except for GEIPPPII, have agreed not to sell, transfer or otherwise dispose of its equity securities in the Atrium Corporation to any person who is not an affiliate of Ardshiel, however, GEIPPPII has a right to refuse such transfer. If GEIPPPII exercises its right of refusal, and subject to some conditions relating to the terms of their proposal to sell, Ardshiel and its affiliates may require the that GEIPPPII purchase all of the other major stockholders' equity securities in Atrium Corporation. This put option applies only as long as GEIPPPII holds its equity securities in Atrium Corporation for at least two years. In addition, we and/or GEIPPPII have the right to purchase from any selling major stockholder any or all of our equity securities proposed to be sold to a third party by the selling major stockholder. The right of first offer does not apply in the event of transfer pursuant to, among other things, the tag-along right, drag-along right, put option and transfer to an affiliate.

      Pursuant to the terms of the stockholders agreement, we have granted the major piggyback registration rights and demand registration rights relating to the shares of our common stock held by those stockholders.

      The stockholders agreement provides that the prior written consent of GEIPPPII is required for us to take specified fundamental corporate actions.

Management Agreement

      We are party to a management agreement dated October 2, 1998, which was amended on May 17, 1999, with Ardshiel. Under the management agreement, Ardshiel provides advisory services to us and our subsidiaries with respect to business strategy, operations and budgeting and financial controls in exchange for an annual fee of $1.9 million plus expenses. Additionally, the management agreement provides that we or our subsidiaries must offer Ardshiel the opportunity to perform investment banking services in connection with a sale or purchase of a business or any financing prior to engaging another financial advisor. Ardshiel has the right to receive a closing fee for its services in an amount not be greater than 2% of the total purchase or sale price for such business. The consent of GEIPPPII is required prior to the payment by us or any of our subsidiaries of any closing fees to Ardshiel where we or any of our subsidiaries are paying similar fees to other entities for similar services. Amounts paid under the management agreement in 2000 and 1999 were $2.1 million and $1.9 million, respectively.

      We paid a closing fee of approximately $1.4 million in connection with the Heat and Champagne acquisitions and approximately $1.9 million in fees, of which approximately $0.9 million was in cash and approximately $1 million in our common stock, in connection with the Ellison acquisition. The management agreement will remain in effect until October 2, 2008. The agreement will be automatically renewed for one-year periods thereafter unless either party gives a written termination notice prior to the expiration of the initial or any extended term.

Buy-Sell Agreements

      We entered into buy-sell agreements with certain members of our management under which we may repurchase from those persons all or any portion of their shares of our common stock for a purchase price specified in these agreements after the termination of their employment. Each agreement also provides for certain restrictions on transfer.

The Discount Debentures

      In 1998, Atrium Corporation issued $80.6 million aggregate principal amount at maturity of its discount debentures to GEIPPPII and an affiliate of Ardshiel to fund a portion of our 1998 recapitalization. The issuance represented $45.0 million in gross proceeds to Atrium Corporation. A portion of the discount debentures, including accreted discount, was repurchased by Atrium Corporation from GEIPPPII and an affiliate of Ardshiel with $20.6 million of proceeds of the offering of Atrium Companies notes in May 1999. The remainder of the outstanding discount debentures, including accreted discount, were exchanged by GEIPPPII and an affiliate of Ardshiel for 23,691,128 shares of common stock of Atrium Corporation in July 2000 in connection with the exchange of the discount debentures transaction.

The Inter Company Loan

      On August 15, 2000, Atrium Corporation received $5.0 million from a sale of 3,846,153 shares of its common stock to GEIPPPII, and Atrium Corp., in turn, issued an interest-free promissory note for the same amount to Atrium Companies. The proceeds from this loan were used by Atrium Companies to repay loans outstanding under the credit facility. On October 25, 2000, in connection with the Ellison acquisition, Atrium Corp. cancelled the intercompany note by contributing it to Atrium Companies as additional paid-in capital.

Indemnification Agreements

      We entered into indemnification agreements with Jeff L. Hull, Louis W. Simi, Jr., Robert E. Burns, Cliff Darby, Eric W. Long, Daniel T. Morley, James
G. Turner, Roger A. Knight, Andreas Hildebrand, John Deterding, Nimrod Natan, John Ellison, Jr., C. Douglas Cross and Dennis McCormick under which we agreed to indemnify them, if any of them becomes a party to or other participant in any threatened, pending or completed action, suit or proceeding relating to the fact that the person is or was our director, officer, employee, agent or fiduciary.

Restricted Stock Agreement

      Atrium Corporation entered into a restricted stock agreement, dated as of October 25, 2000, with Ardshiel under which Atrium Corporation issued to Ardshiel 769,230 shares of its common stock qualified as "restricted stock" as a part of our payment of the fees owed and to be owed to Ardshiel for ongoing management services in connection with the Ellison acquisition.

Facility Leases

      VES is party to a facility lease agreement with Mr. Ellison, dated May 3, 1994. Pursuant to the terms of the lease, VES pays to Mr. Ellison $15,860 minimum monthly rent. The term of the lease is ten years with three extension terms of five years each. The amounts paid under this lease totaled approximately $35,000 from October 25, 2000 through December 31, 2000.
In addition, in connection with the Ellison acquisition, Atrium Companies assumed the obligations of The Ellison Company under a facility lease agreement with Mr. Ellison dated May 3, 1994. Under this lease, The Ellison Company pays to Mr. Ellison $113,176 minimum monthly rent. The term of the lease is ten years with three extension terms of five years each. The amounts paid under this lease totaled approximately $277,000 from October 25, 2000 through December 31, 2000.

      Darby is party to a facilities lease agreement with Mr. R.G. Darby, a former stockholder of Darby and the father of Mr. Cliff Darby, President of Darby. Pursuant to the terms of the lease, Darby pays rent to Mr. R.G. Darby of approximately $16,904 per month, adjusted annually for inflation. The term of the lease is fifteen years with three extension terms of five years each. Rent expense paid to Mr. R.G. Darby was approximately $186,344 and $152,136 in 1999 and 2000, respectively.

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

(b)   REPORTS ON FORM 8-K

      The following reports on Form 8-K were filed by the Registrant during the fourth quarter:

      On November 9, 2000, in accordance with Items 5 and 7 of Form 8-K, the Company filed a Report on Form 8-K announcing completed the acquisition of the stock of Ellison Extrusion Systems, Inc. and substantially all of the operating assets of The Ellison Company, Inc.'s Windows and Doors Division.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                    By:

                            -------------------------------------------
                                           Jeff L. Hull
                          President, Chief Executive Officer and Director
                                   (Principal Executive Officer)


                    By:
                            -------------------------------------------
                                           Eric W. Long
                         Chief Financial Officer, Treasurer and Secretary
                            (Principal Financial and Accounting Officer)

Date: April 2, 2001

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                       Capacity                     Date
           ---------                       --------                     ----

    /s/ JEFF L. HULL           President, Chief Executive
- ----------------------------   Officer and Director (Principal
        Jeff L. Hull           Executive Officer)                  April 2, 2001


                               Chief Financial Officer,
    /s/ ERIC W. LONG           Treasurer and Secretary
- ----------------------------   (Principal Financial and
        Eric W. Long           Accounting Officer)
                               Director                            April 2, 2001


               *
- ----------------------------
       Daniel T. Morley        Director                            April 2, 2001


               *
- ----------------------------
        Roger A. Knight        Director                            April 2, 2001


               *
- ----------------------------

      Andreas Hildebrand       Director                            April 2, 2001


               *
- ----------------------------
        John Deterding         Director                            April 2, 2001


               *
- ----------------------------
         Nimrod Natan          Director                            April 2, 2001


               *
- ----------------------------
       John Ellison, Jr.       Director                            April 2, 2001


               *
- ----------------------------
      Dennis M. McCormick      Director                            April 2, 2001


               *
- ----------------------------
      Christopher Unrath       Director                            April 2, 2001

      Jeff L. Hull, by signing his name hereto, signs and executes this document on behalf of each of the above-named officers and directors of Atrium Companies, Inc. on the 2nd day of April 2001, pursuant to powers of attorney executed on behalf of each of such officers and directors, and contemporaneously filed hereunto with the Securities and Exchange Commission.

*By:
       ---------------------
           Jeff L. Hull
         Attorney-in-Fact

Date: April 2, 2001

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Atrium Companies, Inc.
Report of Independent Accountants.....................................    F-1
  Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and 1999........    F-2
  Consolidated Statements of Operations for the year ended December
    31, 2000, 1999 and 1998...........................................    F-3
  Consolidated Statements of Stockholder's Equity for the year ended
    December 31, 2000, 1999 and 1998..................................    F-5
  Consolidated Statements of Cash Flows for the year ended December
    31, 2000, 1999 and 1998...........................................    F-6
Notes to Consolidated Financial Statements............................    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Atrium Companies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Atrium Companies, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Dallas, Texas
March 30, 2001

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                     ASSETS
                                                                   December 31,
                                                                   ------------
                                                                2000         1999
                                                                ----         ----
CURRENT ASSETS:
  Cash and cash equivalents ..............................   $   4,646    $   1,294
  Restricted cash ........................................          --          869
  Equity securities-available for sale ...................          --          111
  Accounts receivable, net of allowance of $3,510 and
    $1,670, respectively .................................      51,239       59,213
  Inventories ............................................      45,955       61,277
  Prepaid expenses and other current assets ..............       2,958       12,441
  Deferred tax asset .....................................          --        2,359
                                                             ----------------------
  Total current assets ...................................     104,798      137,564

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $9,727 and $10,584, respectively .......      54,640       35,165
GOODWILL, net of accumulated amortization of $14,911 and
  $8,971, respectively ...................................     356,674      287,873
DEFERRED FINANCING COSTS, net of accumulated amortization
  of $4,570 and $2,281, respectively .....................      16,644       17,607
OTHER ASSETS, net of accumulated amortization of $4,263
  and $3,246, respectively ...............................       7,579        5,927
                                                             ----------------------
  Total assets ...........................................   $ 540,335    $ 484,136
                                                             ======================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable .......................   $   6,211    $   2,297
  Accounts payable .......................................      28,482       26,737
  Accrued liabilities ....................................      33,104       25,055
                                                             ----------------------
  Total current liabilities ..............................      67,797       54,089
                                                             ----------------------
LONG-TERM LIABILITIES:
  Notes payable ..........................................     349,137      314,414
  Deferred tax liability .................................          --        2,557
  Other long-term liabilities ............................       1,325        3,056
                                                             ----------------------
  Total long-term liabilities ............................     350,462      320,027
                                                             ----------------------
  Total liabilities ......................................     418,259      374,116
                                                             ----------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock $.01 par value, 3,000 shares authorized,
    100 shares issued and outstanding ....................          --           --
  Paid-in capital ........................................     196,004      109,624
  Retained earnings (accumulated deficit) ................     (73,928)         398
  Accumulated other comprehensive loss ...................          --           (2)
                                                             ----------------------
  Total stockholder's equity .............................     122,076      110,020
                                                             ----------------------
    Total liabilities and stockholder's equity ...........   $ 540,335    $ 484,136
                                                             ======================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                                2000         1999        1998
                                             ---------    ---------   ---------
NET SALES ................................   $ 496,247    $ 498,456   $ 211,059
COST OF GOODS SOLD .......................     371,195      340,909     159,140
                                             ---------    ---------   ---------
Gross profit .............................     125,052      157,547      51,919
                                             ---------    ---------   ---------
OPERATING EXPENSES:
Selling, delivery, general and
  administrative expenses (excluding
  amortization expense and non-cash
  stock option compensation expense) .....     126,686      107,780      39,754
     Amortization expense ................       9,870        8,717       2,133
     Non-cash stock option compensation
       expense ...........................          --          128       3,851
                                             ---------    ---------   ---------
SELLING, DELIVERY, GENERAL AND
  ADMINISTRATIVE EXPENSES ................     136,556      116,625      45,738
Special charges ..........................      27,739        1,886          --
                                             ---------    ---------   ---------
                                               164,295      118,511      45,738
                                             ---------    ---------   ---------
    Income (loss) from operations ........     (39,243)      39,036       6,181
INTEREST EXPENSE .........................      36,967       28,524       9,081
OTHER INCOME, net ........................         944          283         571
                                             ---------    ---------   ---------
Income (loss) before income taxes and
  extraordinary charge ...................     (75,266)      10,795      (2,329)
PROVISION (BENEFIT) FOR INCOME TAXES .....        (940)       6,641        (149)
                                             ---------    ---------   ---------
Income (loss) before extraordinary charge      (74,326)       4,154      (2,180)
EXTRAORDINARY CHARGE ON EARLY RETIREMENT
  OF DEBT (net of income tax benefit of
  $1,142 and $392 in 1999 and 1998,
  respectively) ..........................          --        1,936         639
                                             ---------    ---------   ---------
NET INCOME (LOSS) ........................   $ (74,326)   $   2,218   $  (2,819)
                                             =========    =========   =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (dollars in thousands, except share amounts)


                                                                   Common Stock            Class A                  Class B
                                                                   ------------            -------                  -------
                                                                  Shares   Amount       Shares     Amount       Shares     Amount
                                                                  ------   ------       ------     ------       ------     ------
Balance, December 31, 1997 ....................................     --    $      --     25,501    $      --     54,500    $       1
Conversion of Wing's common stock to Atrium's common stock ....    100           --    (25,501)          --    (54,500)          (1)
Conversion of exchangeable subordinated note payable ..........     --           --         --           --         --           --
Step-up of Wing's assets due to purchase of minority interest .     --           --         --           --         --           --
Contribution of assets of Darby ...............................     --           --         --           --         --           --
Capital contribution from Atrium Corp. ........................     --           --         --           --         --           --
Issuance of warrants resulting in non-cash compensation expense     --           --         --           --         --           --
Exercise of stock options .....................................     --           --         --           --         --           --
Comprehensive loss:
   Net loss ...................................................     --           --         --           --         --           --
   Unrealized gain on equity securities .......................     --           --         --           --         --           --
                                                                --------------------------------------------------------------------
Total comprehensive loss ......................................
                                                                --------------------------------------------------------------------
Balance, December 31, 1998 ....................................    100           --         --           --         --           --
Non-cash stock option compensation expense ....................     --           --         --           --         --           --
Distribution to Atrium Corp, net ..............................     --           --         --           --         --           --
Comprehensive income (loss):
   Net income .................................................     --           --         --           --         --           --
   Unrealized loss on equity securities .......................     --           --         --           --         --           --
                                                                --------------------------------------------------------------------
Total comprehensive income (loss) .............................     --           --         --           --         --           --
                                                                --------------------------------------------------------------------
Balance, December 31, 1999 ....................................    100           --         --           --         --           --
Capital contribution from Atrium Corp, net ....................     --           --         --           --         --           --
Comprehensive income (loss): ..................................
   Net loss ...................................................     --           --         --           --         --           --
   Unrealized gain on equity securities........................     --           --         --           --         --           --
                                                                --------------------------------------------------------------------
Total comprehensive income (loss) .............................     --           --         --           --         --           --
                                                                --------------------------------------------------------------------
Balance, December 31, 2000 ....................................    100    $      --         --    $      --         --    $      --
                                                                ====================================================================

                                                                              Retained   Accumulated
                                                                              Earnings       Other          Total
                                                                 Paid-in   (Accumulated  Comprehensive   Stockholder's
                                                                 Capital      Deficit)   Income (Loss)      Equity
                                                                 -------      --------   -------------   -------------
Balance, December 31, 1997 .................................... $   9,675    $     999    $      --       $  10,675
Conversion of Wing's common stock to Atrium's common stock ....         1           --           --              --
Conversion of exchangeable subordinated note payable ..........    11,375           --           --          11,375
Step-up of Wing's assets due to purchase of minority interest .     1,247           --           --           1,247
Contribution of assets of Darby ...............................    13,147           --           --          13,147
Capital contribution from Atrium Corp. ........................    95,340           --           --          95,340
Issuance of warrants resulting in non-cash compensation expense     3,851           --           --           3,851
Exercise of stock options .....................................       216           --           --             216
Comprehensive loss:
   Net loss ...................................................        --       (2,819)          --          (2,819)
   Unrealized gain on equity securities .......................        --           --           24              24
                                                                ---------------------------------------------------
Total comprehensive loss ......................................                 (2,819)          24          (2,795)
                                                                ---------------------------------------------------
Balance, December 31, 1998 ....................................   134,852       (1,820)          24         133,056
Non-cash stock option compensation expense ....................       128           --           --             128
Distribution to Atrium Corp, net ..............................   (25,356)          --           --         (25,356)
Comprehensive income (loss):
   Net income .................................................        --        2,218           --           2,218
   Unrealized loss on equity securities .......................        --           --          (26)            (26)
                                                                ---------------------------------------------------
Total comprehensive income (loss) .............................        --        2,218          (26)          2,192
                                                                ---------------------------------------------------
Balance, December 31, 1999 ....................................   109,624          398           (2)        110,020
Capital contribution from Atrium Corp, net ....................    86,380           --           --          86,380
Comprehensive income (loss): ..................................
   Net loss ...................................................        --      (74,326)          --         (74,326)
   Unrealized gain on equity securities........................        --           --            2               2
                                                                ---------------------------------------------------
Total comprehensive income (loss) .............................        --      (74,326)           2         (74,324)
                                                                ---------------------------------------------------
Balance, December 31, 2000 .................................... $ 196,004    $ (73,928)   $      --       $ 122,076
                                                                ===================================================

The accompanying notes are an integral part of the consolidated financial statements.

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                                                        2000         1999         1998
                                                                      ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..............................................   $ (74,326)   $   2,218    $  (2,819)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Extraordinary charge, net of income tax benefit ................          --          896          639
   Depreciation and amortization ..................................      16,483       14,061        4,158
   Non-cash stock option compensation expense .....................          --          128        3,851
   Amortization of deferred financing costs .......................       2,390        1,902          732
   Accretion of discount on notes payable .........................         166           95          105
   Accretion of gain from interest rate collars ...................        (327)          --           --
   Provision for bad debts ........................................       4,009        1,123          227
   Special charge .................................................      27,639        1,886           --
   Gain on sales of assets ........................................        (695)         (78)         (12)
   Gain on sales of equity securities .............................        (507)          --           --
   Deferred tax provision (benefit) ...............................      (1,765)       4,445          358
   Changes in assets and liabilities, net of acquisitions and divestitures:
      Accounts receivable .........................................      14,620       (4,710)      (1,751)
      Inventories .................................................       4,259       (6,424)     (12,297)
      Prepaid expenses and other current assets ...................      10,069       (3,420)      (2,142)
      Accounts payable ............................................      (7,354)      (3,025)       2,630
      Accrued liabilities .........................................         898         (262)      (3,932)
                                                                      -----------------------------------
        Net cash provided by (used in) operating activities .......      (4,441)       8,835      (10,253)
                                                                      -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .....................     (14,518)     (16,996)      (2,221)
   Proceeds from sales of assets ..................................       2,829        8,885           12
   Proceeds from the sales of Wing and the Atrium Wood Patio Door
      Division ....................................................      24,355           --           --
   Acquisition of Ellison, net of cash acquired ...................     (99,276)          --           --
   Acquisition of Heat, Champagne and Delta Millwork, net of cash
      acquired ....................................................          --      (95,327)          --
   Acquisitions of Atrium, net of cash acquired ...................          --           --     (120,977)
   Proceeds from the sale of investments in equity securities .....         620           --           --
   Other assets ...................................................      (3,790)      (5,042)      (1,998)
                                                                      -----------------------------------
        Net cash used in investing activities .....................     (89,780)    (108,480)    (125,184)
                                                                      -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior subordinated notes ............          --      172,368           --
   Proceeds from borrowings under term notes ......................      38,000           --      145,930
   Payments of notes payable ......................................        (309)     (15,000)     (29,563)
   Payment of senior subordinated notes previously outstanding ....          --      (29,070)     (70,930)
   Net borrowings under revolving credit facility .................       3,730       11,152        4,118
   Deferred financing costs .......................................      (1,326)      (9,347)     (11,437)
   Scheduled principal payments on term notes .....................      (2,990)      (2,241)        (500)
   Contributions from (distributions to) Atrium Corp. .............      59,102      (25,356)      95,340
   Exercise of stock options ......................................          --           --          216
   Payment of other long-term liabilities .........................      (1,616)      (2,003)          --

                                                                        2000         1999         1998
                                                                      ---------    ---------    ---------
   Checks drawn in excess of bank balances ........................       2,982          436        2,229
                                                                      -----------------------------------
        Net cash provided by financing activities .................      97,573      100,939      135,403
                                                                      -----------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............       3,352        1,294          (34)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................       1,294           --           34
                                                                      -----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................   $   4,646    $   1,294           $-
                                                                      ===================================

SUPPLEMENTAL DISCLOSURE:
   Cash paid during the period for:
      Interest ....................................................   $  32,629    $  23,227    $  11,765
      Income taxes, net of refunds ................................      (2,376)      (1,181)         536
   Cash received during the period held as:
      Restricted cash .............................................          --          869
   Noncash investing and financing activities:
      Conversion of exchangeable subordinated notes payable .......          --           --       11,375
      Contribution of Darby's assets ..............................          --           --       13,147
      Step-up of Wing's assets due to purchase of minority interest          --           --        1,247
      Purchase of equipment under capital leases ..................          --           --           20
      Contribution of Atrium Corp. for shares issued in Ellison
        transaction ...............................................      27,279           --           --
      Contribution of Atrium Corp. for shares issued for services
        provided in connection with Ellison transaction...........        1,000           --           --
      Sale of equipment for note ..................................         300           --           --
      Debt assumed in acquisition .................................           1        1,473      104,023

The accompanying notes are an integral part of the consolidated financial statements.

                     ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and pound amounts)

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION:

      Atrium Companies, Inc. (the "Company") is engaged in the manufacture and sale of patio doors, windows and various building materials throughout the United States. The Company is wholly owned by Atrium Corporation ("Corp" or "Parent").

      On October 2, 1998, pursuant to an acquisition and merger (the "Recapitalization" or "reverse acquisition") as more fully described in Note 3, the Company's previous indirect Parent (D and W Holdings, Inc.) contributed the assets of Wing Industries Holdings, Inc. and its subsidiary Wing Industries, Inc. (collectively "Wing") and Door Holdings, Inc. and its subsidiaries R.G. Darby Company, Inc. and Total Trim, Inc. (collectively "Darby") to the Company.

      As Wing was determined to be the acquiror in the reverse acquisition, the historical financial statements of "Atrium" (prior to October 3, 1998) were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of the Company and Darby from October 3, 1998. Additionally, the operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim-South, collectively, "Darby-South") are included since the date of acquisition, January 27, 1999, the operations of Heat, Inc. ("Heat") and Champagne Industries, Inc. ("Champagne") are included since their date of acquisition, May 17, 1999 and the operations of Ellison Windows and Doors and Ellison Extrusion Systems, Inc. (collectively "Ellison") are included since their date of acquisition, October 25, 2000. The December 31, 2000 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne, Ellison and each of their respective subsidiaries, while the December 31, 1999 balance sheet includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne and each of their respective subsidiaries.

      During October 2000, Atrium Corporation, the Company's direct Parent, was merged with and into D and W Holdings, Inc. The merged company was renamed Atrium Corporation.

      The following unaudited pro forma information presents consolidated operating results as though the acquisitions of Darby-South, Heat, Champagne and Ellison (see Note 5) and the divestitures of Wing and Wood (see Note 4) had occurred at the beginning of the periods presented:

                                                                   Year Ended December 31, 2000  Year Ended December 31, 1999
                                                                   ----------------------------  ----------------------------
                                                                         Actual     Pro Forma        Actual     Pro Forma
                                                                         ------     ---------        ------     ---------
NET SALES ..........................................................   $ 496,247    $ 500,454      $ 498,456    $ 452,682
COST OF GOODS SOLD .................................................     371,195      334,625        340,909      287,620
                                                                       --------------------------------------------------
   Gross Profit ....................................................     125,052      165,829        157,547      165,062
                                                                       --------------------------------------------------
OPERATING EXPENSES:
Selling, delivery, general and administrative
   expenses(excluding amortization expense and non-cash
   stock option compensation expense) ..............................     126,686      110,133        107,780      101,438
      Amortization expense .........................................       9,870       14,155          8,717       14,155

      Non-cash stock option compensation expense ...................          --           --            128          128

      Deferred compensation from Ellison ...........................          --          576             --          739
                                                                       --------------------------------------------------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES                   136,556      124,864        116,625      116,460

Special charges ....................................................      27,739        4,207          1,886        1,886
                                                                       --------------------------------------------------
                                                                         164,295      129,071        118,516      118,346
                                                                       --------------------------------------------------
   Income (loss) from operations ...................................     (39,243)      36,758         39,036       46,716
INTEREST EXPENSE ...................................................      36,967       39,056         28,524       39,056
OTHER INCOME, net ..................................................         944          771            283          237
                                                                       --------------------------------------------------
   Income (loss) before income taxes ...............................     (75,266)      (1,527)        10,795        7,897
PROVISION (BENEFIT) FOR INCOME TAXES ...............................        (940)       3,242          6,641        6,342
                                                                       --------------------------------------------------
Net income (loss) ..................................................   $ (74,326)   $  (4,769)     $   4,154    $   1,555
                                                                       ==================================================

Other Information:
Depreciation expense ...............................................   $   6,613    $   7,957      $   5,344    $   6,881
                                                                       ==================================================
LIFO reserve expense (benefit) .....................................       1,541        1,541            (75)        (872)
                                                                       ==================================================

2. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

OPERATING SEGMENT

      The Company operates in a single operating segment, the fabrication, distribution and installation of doors and windows and related components for the residential construction, manufactured housing and the remodeling and renovation markets. Prior to the divestiture of Wing and Wood (see Note 4), the Company also manufactured wood interior and patio doors.

REVENUE RECOGNITION

      Revenue from the sale of doors and windows and related components is recorded at the time of delivery to the customer. Allowances are established to recognize the risk of sales returns from customers and estimates of warranty costs.

      In September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The costs of shipping and handling fees are presented in selling, delivery, general and administrative expenses on the Company's consolidated statements of operations and were $38,619, $37,364 and $18,677 for the years ended December 31, 2000, 1999 and 1998, respectively.

CASH AND CASH EQUIVALENTS

      The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2000 and 1999, the Company had $7,430 and $4,448 of checks outstanding that were reclassified into accounts payable.

RESTRICTED CASH

      Restricted cash represents proceeds received from certain dispositions of property, plant and equipment. In accordance with the provisions of the Company's Credit Agreement (See Note 10), the Company is required to reinvest the proceeds within 180 days or alternatively retire debt associated with the Term Loans A, B and C. Until the proceeds are applied in accordance with the provisions of the Credit Agreement, the funds are held as restricted cash.

EQUITY SECURITIES-AVAILABLE FOR SALE

      Investments in equity securities-available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded in stockholder's equity. During 2000, the Company sold its equity securities for $620, which resulted in a $507 gain on the sale.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are located in all 50 states. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has sales to two significant customers as follows (presented as a percentage of actual net sales):

Customer                                               Years Ended
                                             ---------------------------------
                                             12/31/00   12/31/99    12/31/98
                                             ---------------------------------
The Home Depot, Inc........................      15%        26%         42%
Lowes Companies, Inc.......................       7%         8%         17%

INVENTORIES

      Inventories are valued at the lower of cost (last-in, first-out or "LIFO") or market. Work-in- process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventory costs include direct materials, labor and manufacturing overhead. Management believes that the LIFO method results in a better matching of current costs with current revenues. Under the first-in, first-out method (FIFO) of accounting, such inventories would have been approximately $813 higher at December 31, 2000 and $37 lower at December 31, 1999.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is stated at cost less accumulated depreciation. The Company depreciates the assets principally on a straight-line basis for financial reporting purposes over their estimated useful lives, as follows:

                                                                Estimated
                                                                Useful Life
                                                                -----------
Buildings and improvements...................................   5-40 years
Machinery and equipment......................................   3-12 years

      Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the assets sold or retired. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized.

GOODWILL

      Goodwill represents the excess of cost over fair market value of net assets acquired. Goodwill is being amortized over periods ranging from 20 to 40 years on a straight-line basis. Management continually reviews the carrying value of goodwill for recoverability based on anticipated undiscounted cash flows of the assets to which it relates. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the building materials industry and any other events or circumstances which might indicate potential impairment. When goodwill is determined not to be recoverable, an impairment is recognized as a charge to operations. Such impairment is based on the discounted cash flow approach.

      The Company is amortizing the goodwill related to the Ellison acquisition over 20 years (see Note 5). For prior acquisitions, the Company believes that a 40 year useful life for goodwill is appropriate based upon the fact that the majority of the Company's operating entities have been in business over fifty years with some of the industry's most recognized brand names, including Atrium. Management believes its brand names have an indeterminable life that may equal or exceed 40 years and therefore, will amortize goodwill over that period. Further, products are not significantly impacted by technological risks that would cause the Company to consider reducing the goodwill life. The Company's management periodically reviews the appropriateness of the estimated useful life of goodwill.

CAPITALIZED SOFTWARE COSTS

      The Company capitalizes internal employee costs and external consulting costs associated with implementing and developing software for internal use. Internal costs capitalized include payroll and payroll-related costs for employees who are directly associated with the development, modification and implementation of the software. External costs include direct expenses related to consulting and other professional fees consumed in developing, modifying and implementing the software. Capitalization of costs occurs upon the completion of the preliminary project stage and when management believes it is probable a project will be completed and the software will be used to perform the function intended. Amortization begins when the software is put into service and is calculated on a straight-line basis over three years. Management continually reviews the carrying value and expected functionality of the accumulated costs for potential impairment. When it is no longer probable that computer software being developed will be completed, modified or placed in service, the asset's carrying value will be adjusted to the lower of cost or fair value.

      Unamortized capitalized software costs at December 31, 2000 and 1999 were $2,981 and $3,333, respectively, and are included in other long-term assets. Amortization expense for 2000, 1999 and 1998 was $1,925, $2,005 and $304, respectively.

INCOME TAXES

      The provision for income taxes is based on pretax income as reported for financial statement purposes. Deferred income taxes are provided in accordance with the liability method of accounting for income taxes to recognize the tax effects of temporary differences between financial statement and income tax accounting.

      As discussed in Note 1, the Company's Statement of Operations for the year ended December 31, 1998 only includes the operations and accounts of Wing and its predecessor prior to October 2, 1998. For the year ended December 31, 2000, 1999 and 1998 the Company is included in Atrium Corporation's consolidated tax return. The Company's income taxes for the year ended December 31, 2000, 1999 and 1998 have been presented as if calculated on a stand-alone separate tax return basis. As of December 31, 2000, 1999 and 1998, included in prepaid expenses and other current assets are income tax receivables due from Atrium Corporation of $0, $3,006 and $5,019, respectively.

FORWARD COMMITMENTS

      The Company periodically enters into forward commitments to hedge price variances in materials. Changes in the market value of forward commitments are recognized in income when the effects of the related charges in the hedged items are recognized.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended by SFAS No. 137 and FAS No. 138. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      We adopted SFAS 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required, which required the Company record the market value of its swaps as an adjustment to equity. SFAS 133, as amended, is not expected to have a material impact on the Company's future consolidated results of operations, financial position or cash flows.

      In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on revenue recognition issues. We adopted SAB 101 on October 1, 2000, as required, and have concluded that its adoption did not have any significant effect on our revenue recognition policies and practices.

      In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23 and 24. Earlier or retroactive application of this statement is not permitted. Management does not anticipate SFAS No. 140 will have a material effect on our consolidated financial position or results of operations.

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

ADVERTISING COSTS

      Advertising costs are expensed when incurred and were $3,852, $4,457 and $2,841, for 2000, 1999 and 1998, respectively. These costs are reflected in "selling, delivery, general and administrative" in the consolidated statements of operations.

RECLASSIFICATIONS

      Certain reclassifications have been made to the 1999 and 1998 balances to conform to the 2000 presentation.

3. THE REVERSE ACQUISITION (RECAPITALIZATION):

      On August 3, 1998, D and W Holdings, Inc. ("D and W"), (now known as Atrium Corporation) the surviving entity of the merger of Corp. (as described below), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Atrium Corporation ("Corp"), the parent of the Company and other necessary parties to acquire all of the outstanding capital stock of Corp for $225.0 million, through a series of transactions (the "Recapitalization") described below. Corp owned 100% of the outstanding capital stock of Atrium prior to the Merger discussed below. GE Investment Private Placement Partners II, a limited partnership ("GEIPPPII"), and Ardatrium L.L.C. ("Ardatrium") formed D and W by acquiring all of its outstanding common stock for an aggregate purchase price of $50.0 million. GEIPPPII is a private equity partnership affiliated with GE Investments, a wholly-owned investment management subsidiary of General Electric Company. Ardatrium is an affiliate of Ardshiel, Inc. ("Ardshiel"), a private equity investment firm based in New York.

      The acquisition of Corp by D and W was effected through the merger on October 2, 1998 of a wholly owned subsidiary of D and W, with and into Corp (the "Merger") pursuant to the terms of the Merger Agreement. Prior to the Merger, D and W contributed $50.0 million to a wholly-owned subsidiary in exchange for all of its outstanding common stock. As a result of the Merger, Corp became a direct wholly-owned subsidiary of D and W, and the Company became an indirect wholly owned subsidiary of D and W.

      On October 25, 2000, D and W and Corp were merged and D and W was the surviving entity of the merger. Upon completion of this merger, D and W changed its name to Atrium Corporation.

      Pursuant to the terms of the Merger Agreement, all of the outstanding equity securities of Corp were converted into the right to receive the merger consideration of $94.2 million (the "Merger Consideration") in cash, net of transaction costs of $5.4 million, outstanding indebtedness of $122.7 million and $2.7 million of equity securities of Corp, owned by certain members of management of the Company, which were converted into comparable equity securities of D and W. The Merger Consideration was funded with (i) the $50.0 million in cash that became an asset of Corp in the Merger, (ii) $20.0 million in cash proceeds from the issuance of Senior Discount

Debentures due 2010 by Corp. to GEIPPPII and Ardatrium (the "Discount Debentures"), (iii) approximately $24.0 million in cash proceeds from a loan from the Company (the "Intercompany Loan") which was funded by a portion of the proceeds of a term loan to the Company under the Credit Facility (see Note 10), and (iv) $0.2 million in cash proceeds from the issuance of common stock of Parent to certain members of management of the Company followed by a capital contribution of such proceeds by D and W to Corp.

      Prior to the Merger, both GEIPPPII and Ardshiel held investments in Wing and Darby in the form of common stock, subordinated debt and/or warrants as follows:

                                                                   (Amounts in equivalent common shares)
                     WING
Security Type                                                  GEIPPPII     Ardshiel      Other       Total
- -------------                                                  --------     --------      -----       -----
Common A..................................................       12,500        6,153      6,848        25,501
Common B..................................................       54,500            -          -        54,500
Subordinated Debt.........................................       68,657            -          -        68,657
Warrants..................................................       23,378        5,714          -        29,092
                                                                ---------------------------------------------
                                                                159,035       11,867      6,848       177,750
                                                                ---------------------------------------------
                     DARBY
Security Type                                                  GEIPPPII     Ardshiel      Other       Total
- -------------                                                  --------     --------      -----       -----
Common....................................................       49,005          495       7,500       57,000
Subordinated Debt.........................................       41,807          422           -       42,229
Warrants..................................................       11,595          117           -       11,712
                                                                ---------------------------------------------
                                                                102,407        1,034       7,500      110,941
                                                                ---------------------------------------------

      Immediately prior to the consummation of the Merger, all of the outstanding subordinated debt and associated warrants to purchase common stock of Wing and Darby were converted into common stock of Wing and Darby, respectively. The stockholders of Wing and Darby contributed their common stock in Wing and Darby to D and W in exchange for common stock in D and W. Immediately after the consummation of the Merger, D and W contributed all of the common stock of Wing and Darby to Corp, which in turn contributed such stock to the Company.

      This transaction resulted in an increase in GEIPPPII's ownership interest in Wing and Darby as follows:

                        Wing                                Percentage Ownership
                        ----                                --------------------
Immediately prior to the consummation
  Equity basis in common stock......................                83.75%
  Equity basis on a fully converted basis...........                89.47%
Subsequent to merger................................                94.83%

                        Darby
                        -----
Immediately prior to the consummation
  Equity basis in common stock......................                85.97%
  Equity basis on a fully converted basis...........                92.31%
Subsequent to merger................................                94.83%

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

      Further, GEIPPPII and Ardatrium invested cash in the Company that is reflected as a capital contribution from Atrium Corporation. The amounts invested by each party are reflected below:

                                                                    Cash
                                                                  Invested
                                                                  --------
GEIPPPII...................................................        $49,500
Ardatrium..................................................            500
Management.................................................            340
Discount Debentures issued by Atrium Corporation...........         45,000
                                                                   -------
  Capital Contribution from Atrium Corporation to
    Atrium Companies, Inc..................................        $95,340
                                                                   =======

      Upon completion of the Recapitalization, GEIPPPII and Ardatrium and its affiliates beneficially owned approximately 96.7% of the outstanding common stock of D and W with management owning the remaining 3.3%.

      The acquisition of Corp by D and W and the Merger was accounted for as a reverse acquisition. As Wing's shareholder group received the largest ownership interest in D and W, Wing was determined to be the "accounting acquiror" in the reverse acquisition. As a result, purchase accounting was applied to the assets and liabilities of Atrium. The purchase price was allocated to Atrium's assets and liabilities as follows:

Equity securities available for sale............................      $113
Accounts receivable.............................................    32,097
Inventories.....................................................    18,766
Prepaid expenses and other current assets.......................     4,506
Deferred tax asset..............................................     2,268
Property, plant and equipment...................................    18,391
Other noncurrent assets.........................................     3,326
Goodwill........................................................   170,447
Current liabilities.............................................  (24,614)
Other long-term liabilities.....................................     (300)
                                                                  --------



Total purchase price............................................  $225,000
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

                                Balance at     Reserve                    Balance at                     Balance at
                               December 31,  Additions in  Expenditures   December 31,  Expenditures    December 31,
                                   1998         1999         in 1999          1999         in 2000          2000
                               ------------  ------------  ------------   ------------  ------------    ------------
Product line rationalizations   $      750   $      912    $   (1,462)   $      198    $     (198)          $--
Severance expenses ..........           --          400          (400)           --            --            --
Idle facility expenses ......           --        1,176          (428)          748          (748)           --
Other .......................           --          334          (334)           --            --            --
                                -------------------------------------------------------------------------------
                                $      750   $    2,822    $   (2,626)   $      946    $     (946)          $--
                                ===============================================================================

4. SPECIAL CHARGES:

Wing divestiture:

      On August 25, 2000, the Company completed the sale of substantially all of the assets of Wing Industries, Inc., its wood interior door subsidiary ("Wing") to Premdor Corporation, a subsidiary of Premdor Inc. (NYSE:PI ) (Toronto: PDI). In connection with the sale, the Company received $20,570 in proceeds. As such, the Company has recorded a special charge related to this divestiture as follows:

Wing special charge:

Write-off of goodwill ................................................  $21,087
Write-off of capitalized software costs ..............................    1,662
Expense associated with operating leases of idle facilities ..........    1,533
Expense associated with operating leases of idle equipment ...........      462
Write-off of noncompete agreement and software .......................      229
Net gain on sale of fixed assets .....................................     (388)
                                                                        -------



Total special charge - Wing divestiture ..............................  $24,585
                                                                        =======

Atrium Wood Patio Door divestiture:

      On August 30, 2000, the Company completed the sale of substantially all of its Atrium Wood Patio Door division assets to Woodgrain Millwork, Inc. In connection with the sale, the Company received $3,785 in proceeds. As such, the Company has recorded a special charge related to this divestiture as follows:

Atrium Wood Patio Door special charge:
Net loss on sale of fixed assets ...................................      $  929
Expense associated with operating leases of idle facilities ........         308
Other ..............................................................          14
                                                                          ------
Total special charge - Atrium Wood Patio Door divestiture ..........      $1,251
                                                                          ======

      In addition to the above charges, the Company recorded writedowns related to inventory of $5,338 and $1,868, respectively, related to the Wing and Atrium Wood Patio Door divestitures, that are included in cost of goods sold. In addition, the Company's gross margins were also adversely affected as a result of liquidating the Wood Divestitures inventory below normal selling prices, although in excess of cost.

      The Company recorded special charges in the amount of $539 for non-capitalizable legal fees associated with the amendment of the credit facility. Additionally during 2000, $1,364 was recorded for severance benefits incurred in connection with the separation agreement entered into between the Company and a former Chief Executive Officer hired in March 2000.

   During the first quarter of 1999, a one-time charge of $1,886 was recorded for severance benefits incurred in connection with the separation agreement entered into between the Company and a former President and Chief Executive Officer.

5. ACQUISITIONS:

2000 Acquisition

Ellison Acquisition:

      On October 25, 2000, the Company completed the acquisition of the stock of VES, Inc. doing business as Ellison Extrusion Systems, Inc. and substantially all of the operating assets of The Ellison Company, Inc.'s Windows and Doors Division. The transaction was valued at $125,466, excluding transaction fees and expenses of $6,002.

      The purchase price was comprised of $98,187 of cash and $27,279 (20,983,666 shares) of common stock in Atrium Corporation. The cash portion of the purchase price and transaction fees and expenses aggregating $104,189 was funded through Atrium Corporation's issuance of $36,500 and $26,000 of Senior PIK Notes and common stock, respectively, $24,355 from the divestiture of Wing and Atrium Wood Patio Door assets and $4,913 of cash acquired from Ellison. The remaining portion was funded through additional borrowings under the Company's Credit Facility.

      The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") was $97,503. The results of operations for the acquired business were included in the Company's consolidated financial statements beginning October 25, 2000.

Cash...........................................................   $4,913
Accounts receivable, net.......................................   11,010
Inventories....................................................    6,913
Prepaid expenses and other current assets......................      685
Property, plant and equipment, net.............................   20,138
Other noncurrent assets........................................    1,252
Goodwill.......................................................   97,503
Accounts payable...............................................  (6,116)
Accrued liabilities............................................  (3,486)
Notes payable..................................................      (1)
Deferred tax liability.........................................  (1,343)
                                                                --------
    Total purchase price....................................... $131,468
                                                                ========

1999 Acquisitions

Delta Asset Purchase:

      On January 27, 1999, the Company acquired certain assets of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim, Inc.-South, collectively Darby-South), a privately held door pre-hanger located in Orlando, Florida, for approximately $1,755. The Company financed the acquisition through its revolving credit facility.

The acquisition of Delta Millwork, Inc. has been accounted for as a purchase in accordance with APB 16. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder of $491 allocated to goodwill, which is being amortized over 40 years. The results of operations for the acquired business are included in the Company's consolidated financial statements beginning January 27, 1999.

Heat Stock Purchase:

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

      The acquisition of Heat has been accounted for as a purchase in accordance with APB 16. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder of $56,886 allocated to goodwill, which is being amortized over 40 years. The results of operations for the acquired business are included in the Company's consolidated financial statements beginning May 17, 1999.

Champagne Stock Purchase:

      On May 17, 1999, the Company acquired stock of Champagne Industries, Inc., a privately held vinyl window and door company located in Denver, Colorado, for approximately $4,426, including assumed indebtedness. The Company financed the acquisition with a portion of the proceeds raised in the $175,000 Senior Subordinated Notes due 2009 offering.

      The acquisition of Champagne Industries, Inc. has been accounted for as a purchase in accordance with APB 16. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder of $2,618 allocated to goodwill, which is being amortized over 40 years. The results of operations for the acquired business are included in the Company's consolidated financial statements beginning May 17, 1999.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

      Cash and cash equivalents-The carrying amounts reported in the balance sheet approximate the fair value.

      Equity securities-available for sale-The carrying amounts that are reported in the balance sheet approximate the fair value based on quoted market prices.

      Notes payable-The fair value of the Company's notes is based on quoted market prices. The carrying value of notes payable, other than the Senior Subordinated Notes, approximate fair value due to the floating nature of the interest rates. Management estimates that the Senior Subordinated Notes of $175,000 are valued at $170,406 and $136,500 as of December 31, 1999 and 2000,
respectively, based on quoted market prices.

      Interest Rate Swaps-The Company has entered into three interest rate swap agreements whereby the Company will pay the counterparties interest at a fixed rate and the counterparties will pay the Company interest at a floating rate equal to the three-month LIBOR interest rate. The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates obtained from lenders. Swaps consisted of the following at December 31:

                                                    2000                1999
                                                  ---------           ---------
Swap #1
   Notional Amount ......................         $   1,949           $   2,498
   Fixed Interest Rate ..................              6.25%               6.25%
   Termination Date .....................           11/6/03             11/6/03
   Fair Value ...........................         $      16           $      26
Swap #2
   Notional Amount ......................         $ 100,000           $      --
   Fixed Interest Rate ..................            6.6625%                 --
   Termination Date .....................           11/3/03                  --
   Fair Value ...........................         $  (2,367)          $      --
Swap #3
   Notional Amount ......................         $  40,000           $      --
   Fixed Interest Rate ..................            6.1475%                 --
   Termination Date .....................           12/9/02                  --
   Fair Value ...........................         $    (295)          $      --
Swap #4
   Notional Amount ......................         $      --           $     563
   Fixed Interest Rate ..................                --                6.50%
   Termination Date .....................                --             3/31/00
   Fair Value ...........................         $      --           $      --

      Forward aluminum contracts-The unrealized gains and losses are based on quotes for aluminum as reported on the London Metal Exchange. The Company had forward contracts with fixed rate prices totaling $14,663 and $10,321 with unrealized gains of $176 and $960 at December 31, 2000 and 1999, respectively.

7. INVENTORIES:

      Inventories consisted of the following at December 31:

                                                     2000                 1999
                                                     ----                 ----
Raw materials .........................            $ 31,785             $ 32,481
Work-in-process .......................                 671                4,688
Finished goods ........................              14,312               24,071
                                                   --------             --------
                                                     46,768               61,240
LIFO reserve ..........................                (813)                  37
                                                   --------             --------
                                                   $ 45,955             $ 61,277
                                                   ========             ========

      The change in the LIFO reserve for 2000, 1999 and 1998, resulted in an increase of cost of sales of $1,541 and a decrease in cost of sales of $75 and $209, respectively.

8. PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment consisted of the following at December 31:

                                                           2000          1999
                                                           ----          ----
Land ...............................................     $    956      $    956
Buildings and improvements .........................        9,560         8,597
Machinery and equipment ............................       46,286        35,211
Construction in-process ............................        7,565           985
                                                         --------      --------
   Total ...........................................       64,367        45,749
Less accumulated depreciation and amortization .....       (9,727)      (10,584)
                                                         --------      --------
                                                         $ 54,640      $ 35,165
                                                         ========      ========

      Depreciation expense was $6,613, $5,344 and $1,996 for the years ended December 31, 2000, 1999 and 1998, respectively.

      On November 18, 1999, the Company sold two of its manufacturing facilities and subsequently leased back the facilities under operating leases. In connection with the sales, the Company realized a net gain of $143. This gain has been deferred and is being amortized as an adjustment to rent expense over the term of the leases.

9. DEFERRED FINANCING COSTS:

      The deferred financing costs relate to costs incurred in the placement of the Company's debt and are being amortized using the effective interest method over the terms of the related debt, which range from five to ten years. Amortization expense for the years ended December 31, 2000,

1999 and 1998 was $2,289, $1,902 and $732, respectively and was recorded as interest expense in the accompanying consolidated statements of operations.

      During 1999, the Company wrote off deferred financing costs of $896 and paid a tender premium of $2,182, net of income tax benefit of $1,142 in connection with the paydown of the Term Loan B and the retirement of the old Senior Subordinated Notes due 2006. During 1998, the Company wrote off deferred financing costs of $639, net of income tax benefit of $392, in connection with the Recapitalization.

10. NOTES PAYABLE:

Notes payable consisted of the following at December 31:

                                                                                             2000         1999
                                                                                           ---------    ---------
$175,000 Senior Subordinated Notes, issued with an original discount of $2,632, due
   May 17, 2009, with semiannual interest payments of 10 1/2% due May 1 and November 1 .   $ 175,000    $ 175,000
Revolving credit facility ..............................................................      19,000       15,270
$14,000 Term Loan A, due June 30, 2004 with $930 quarterly payments, interest at either the administrative agent's base rate plus an applicable margin or LIBOR plus an
   applicable margin (9.73% at December 31, 2000) ......................................      13,070           --
$70,000 Term Loan B, due June 30, 2005 with $280 quarterly payments, interest at either the administrative agent's base rate plus an applicable margin or LIBOR plus an applicable margin (9.98% and 9.00% at December 31, 2000 and
   December 31, 1999,
   respectively) .......................................................................      69,720       58,750
$80,930 Term Loan C, due June 30, 2006, with $280 quarterly payments, interest at either the administrative agent's base rate plus an applicable margin or LIBOR plus an applicable margin (10.23% and 9.25% at December 31, 2000 and
   December 31, 1999,
   respectively) .......................................................................      80,650       69,680
Other notes payable ....................................................................         279          548
                                                                                           ---------    ---------
                                                                                             357,719      319,248
Less:
   Unamortized discount on Senior Subordinated Notes ...................................      (2,371)      (2,537)
   Current maturities of long-term debt ................................................      (6,211)      (2,297)
                                                                                           ---------    ---------
      Long-term debt ...................................................................   $ 349,137    $ 314,414
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

      The Company entered into a Credit Agreement (the "Credit Agreement"), dated as of October 2, 1998 as amended and restated as of October 25, 2000, among Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arranger and syndication agent, Bank One, Texas, N.A. as documentation agent and Fleet National Bank, as administrative agent.

      The Credit Agreement provides for four separate facilities (the "Facilities") consisting of three term loans (referred to individually as "Term Loan A," "Term Loan B" and "Term Loan C," and collectively as the "Term Loans") and a revolving credit facility with a letter of credit sub-facility (the "Revolving Facility," together with the Term Loans, the "Loans"). The Revolving Facility is in the amount of $47,000, of which $10,000 is available under a letter of credit sub-facility. Term Loan A, Term Loan B and Term Loan C are in the amounts of $14,000, $70,000 and $80,930, respectively. As of December 31, 2000 and 1999, letters of credit of $5,413 and $4,634, respectively, were outstanding. The Revolving Facility has a maturity date of June 30, 2004.

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

      The Term Loans have an "excess cash flows" provision mandating additional principal payments if certain cash flows targets are met during the year. No additional principal payments are required as of December 31, 2000 or 1999 related to this provision.

      The Company is required to pay certain commitment fees in connection with the Credit Agreement based upon the average daily unused portion of the Revolving Facility, certain fees assessed in connection with the issuance of letters of credit as well as other fees specified in the Credit Agreement and other documents related thereto.

      The Credit Agreement requires the Company to comply with certain covenants which, among other things, include limitations on indebtedness, liens and further negative pledges, investments, contingent obligations, dividends, redemptions and repurchases of equity interests, mergers, acquisitions and asset sales, capital expenditures, sale leaseback transactions, transactions with affiliates, dividend and other payment restrictions affecting subsidiaries, changes in business conducted, amendment of documents relating to other indebtedness and other material documents, creation of subsidiaries, designation of Designated Senior Indebtedness in respect of the Notes, and prepayment or repurchase of other indebtedness. The Credit Agreement requires the Company to meet certain financial tests pertaining to, interest coverage, fixed charge coverage and leverage. As of December 31, 2000, the Company is in compliance with all related covenants.

      The Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

      On January 4, 1999, the Company entered into two interest rate collars totaling $60,000. These collars were to expire on January 6, 2002. The collars had a floor of 4.57% and 4.66%, respectively, and caps of 6.00%. To the extent that the three-month US dollar LIBOR rate was below the collar floor, payment was due from the Company for the difference to the extent the three-month US dollar LIBOR rate was above the collar cap, the Company was entitled to receive the difference. On August 6, 1999, the Company terminated the collars. The Company received $790 in connection with the termination. This gain is deferred and being amortized over 29 months, the remaining term of the collars, as a reduction to interest expense.

      On November 1, 2000, the Company entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in November 2003.

      On December 8, 2000, the Company entered into a $40,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.15% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in December 2002.

      Principal payments due during the next five years on long-term notes payable as of December 31, 2000 are as follows:

2001............................................    $6,211
2002............................................     5,983
2003............................................     5,965
2004............................................    23,150
2005............................................    66,360
Thereafter......................................   250,050
                                                  --------
                                                  $357,719
                                                  ========

      The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependent upon the future performance of the Company and its subsidiaries which, in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

      The Company's Credit Agreement contains quarterly financial covenants which, as amended, become more restrictive in the fourth quarter of 2001. The Company anticipates that they will continue to comply in 2001 with the quarterly financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2001.

      The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendments or waivers will be obtained.

11. ACCRUED LIABILITIES:

      Accrued expenses and other liabilities consisted of the following at December 31:

                                                      2000        1999
                                                      ----        ----
     Salaries, wages and related taxes.........      $8,397     $7,171
     Interest..................................       6,539      4,451
     Facility leases and other.................       6,291         --
     Advertising allowances and customer
       rebates.................................       2,530      2,065
     Workers' compensation.....................       1,826      1,027
     Sales, use and property taxes.............       1,816      2,089
     Warranty reserve..........................       1,515      1,492
     Other.....................................       4,190      6,760
                                                    ------------------
                                                    $33,104    $25,055
                                                    ==================

12.  DISTRIBUTIONS TO AND CAPITAL CONTRIBUTIONS FROM ATRIUM CORPORATION:

      During 2000, the Company received net capital contributions of $86,380 from Atrium Corporation primarily related to financing for the acquisition of Ellison (see Note 5). Additionally, the Company made a payment to Atrium Corporation for the buyback of stock and the cancellation of certain options from management.

      During 1999, in connection with the issuance of the $175,000 of Senior Subordinated Notes, the Company utilized $21,500 of the proceeds to pay a distribution to Atrium Corporation. The Company had previously recorded the $45,000 as a capital contribution; therefore, the payment was treated as a return of capital. Additionally, the Company made a payment to Atrium Corporation for the buyback of stock and the cancellation of certain options from management.

      All distributions/contributions have been reflected in the consolidated statements of stockholder's equity. The Company has no commitments to make any further distributions to Atrium Corporation, except for amounts required under its tax sharing agreement.

13.  FEDERAL INCOME TAX:

      Temporary differences that give rise to the deferred income tax assets and liabilities are as follows as of December 31:

                                                              2000        1999
                                                              ----        ----
Deferred income tax assets:
  Stock option compensation ............................   $  1,231    $  1,191
  Transaction costs ....................................        456         623
  Allowance for doubtful accounts ......................      1,412         575
  Inventory cost capitalization and valuation ..........        762       1,095
  Accrued vacation and bonuses .........................      1,900         701
  Other accrued liabilities ............................      1,989          --
  Warranty reserve .....................................        610         600
  Workers' compensation reserve ........................        735         467
  Deferred rent ........................................         64         324
  Alternative minimum tax credit carryforwards and other        636         876
  Net operating loss carryforwards .....................     16,784          --
                                                           --------------------
                                                             26,579       6,452
  Valuation allowance ..................................    (18,150)         --
                                                           --------------------
  Net deferred tax asset ...............................      8,429       6,452

Deferred income tax liabilities:
  Depreciation .........................................     (3,982)     (1,955)
  LIFO reserve .........................................       (473)     (1,498)
  Capitalized software costs ...........................     (1,136)     (1,021)
  Amortization of goodwill .............................     (2,838)     (2,176)
                                                           --------------------
                                                             (8,429)     (6,650)
                                                           --------------------
Net deferred income tax asset liability ................         --        (198)
Less-current deferred tax asset ........................         --       2,359
                                                           --------------------
Long-term deferred tax liability .......................   $     --    $ (2,557)
                                                           ====================

      A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 2000 a valuation allowance was recorded against the Company's net deferred tax asset. No valuation allowance was deemed necessary at December 31, 1999.

      At December 31, 2000, the Company had net operating loss carryforwards of approximately $47,900 which expire in years 2019 and 2020. The Company also had $230 of alternative minimum tax credit carryforwards at December 31, 2000 which have no expiration date.

      A deferred tax asset of $2,593 was recorded for Corp and Darby in connection with the Recapitalization.

      The components of the provision for income taxes are as follows:

                                                                               Year ended         Year ended          Year ended
                                                                            December 31, 2000  December 31, 1999  December 31, 1998
                                                                            -----------------  -----------------  -----------------
Federal income tax provision (benefit)
   Current ........................................................              $    --               $ 1,714              $  (467)
   Deferred .......................................................               (1,593)                3,953                  330
State income tax provision (benefit)
   Current ........................................................                  825                   482                  (40)
   Deferred .......................................................                 (172)                  492                   28
                                                                            -------------------------------------------------------
Provision (benefit) for income taxes ..............................              $  (940)              $ 6,641              $  (149)
                                                                            =======================================================

      Reconciliation of the federal statutory income tax rate to the effective tax rate, was as follows:

                                                                               Year ended         Year ended          Year ended
                                                                            December 31, 2000  December 31, 1999  December 31, 1998
                                                                            -----------------  -----------------  -----------------
Tax computed at statutory rate ....................................             $(26,343)             $  3,778             $   (815)
State taxes, net of federal benefit ...............................                  425                   974                  (12)
Amortization of non-deductible goodwill ...........................                2,115                 1,786                  495
Write-off of non-deductible goodwill ..............................                4,571                    --                   --
Valuation allowance ...............................................               18,150                    --                   --
Other .............................................................                  142                   103                  183
                                                                            -------------------------------------------------------
Provision (benefit) for income taxes ..............................             $   (940)             $  6,641             $   (149)
                                                                            =======================================================

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

      The Company has recorded a deferred tax liability relating to the difference in the book and tax basis of the LIFO reserve. This book and tax basis difference was created primarily by certain purchase accounting adjustments relating to Atrium from the 1998 Recapitalization.

14. RELATED PARTIES:

STOCKHOLDERS AGREEMENT

      GEIPPPII, Ardshiel and certain of its affiliates and certain major shareholders of the Parent have entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement"), dated as of October 25, 2000, which affects their relative rights as shareholders of the Parent.

      Under the agreement, the stockholders agree that the authorized number of directors should consist of up to eleven directors and set forth the manner of appointing directors. Further, the Stockholders Agreement contains certain restrictions on selling, transferring or disposing of common stock of the Parent and provisions regarding stockholders rights in connection with sale, transfer or disposition of the Parent's common stock by other stockholders as well as registration of the Parent's stock under the Securities Act of 1933. Finally, the Stockholders Agreement provides that the Parent cannot take certain enumerated actions without obtaining the prior written consent of GEIPPPII.

MANAGEMENT AGREEMENT

      The Parent is a party to a Management Agreement (the "Management Agreement"), dated October 2, 1998, as amended on May 17, 1999, with Ardshiel. Pursuant to the Management Agreement, Ardshiel provides advice to the Parent and its subsidiaries with respect to business strategy, operations and budgeting and financial controls ("Management Services") in exchange for an annual fee of $1,900, plus expenses. Amounts paid under this agreement totaled $2,112, $1,525 and $337 in 2000, 1999, and 1998, respectively, which is included in selling, delivery, general and administrative expenses as incurred. Additionally, the Management Agreement provides that, prior to entering into any transaction that involves engaging a financial advisor to perform services in connection with a sale or purchase of a business or entity or any financing including, the Parent or its subsidiaries must offer Ardshiel the opportunity to perform such investment banking services, unless in the reasonable exercise of the business judgement of the Board of Directors of the Parent such engagement would result in a conflict of interest or would otherwise be adverse to the interests of the Parent or such subsidiaries. Ardshiel has the right to receive a fee for any such services rendered by Ardshiel to the Parent or its subsidiaries in an amount not greater than 2% of the total purchase or sale price for such business or entity and shall be payable upon consummation of such sale or purchase. The consent of GEIPPPII is required prior to the payment by the Parent or any of its subsidiaries in paying similar fees to other entities for similar services. The Parent paid a closing fee of approximately $3,375 in 1998 in connection with the consummation of the Merger and paid Ardshiel's fees and expenses in connection therewith, $1,352 in 1999 in connection with the consummation of the acquisitions of Darby-South, Heat and Champagne and $1,900 in fees, of which $900 was in cash and $1,000 in Atrium Corporation's restricted stock (769,230 shares), in connection with the Ellison acquisition (see Note 5). The Management Agreement will remain in effect until October 2, 2008 and will automatically be renewed for one-year periods unless either party gives written notice to the contrary at least 30 days prior to the expiration of the initial or any extended term of the agreement.

NOTES RECEIVABLE

      Included in prepaid expenses and other current assets are the following receivables due from related parties at December 31:

                                                                2000    1999
                                                                ----    ----
Receivables from shareholders of Parent.......................    $72    $76
Receivables from employees....................................   $114   $106

15. COMMITMENTS AND CONTINGENCIES:

EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with several key executives of the Company including its President and Chief Executive Officer, Chief Financial Officer, its Chief Operating Officers, several Divisional Presidents and Vice Presidents, General Managers and Sales Managers of the Company's divisions. The agreements generally provide for terms of employment, annual salaries, bonuses, eligibility for option awards and severance.

OPERATING LEASES

      The Company has entered into operating lease agreements for office and manufacturing space, automobiles, and machinery and equipment with unrelated third parties, and related parties of the Company. Total rent expense for 2000, 1999 and 1998 was $16,721, $8,414 and $2,862, respectively. Of these totals, amounts paid to related parties were $312, $1,323 and $398 for 2000, 1999 and 1998, respectively. The Company terminated one lease agreement with a related party in November 1999 and entered into a replacement lease agreement with an unrelated third party. Future minimum rents due under operating leases with initial or remaining terms greater than twelve months are as follows:

                                                                    Total
                                                                    -----
2001.............................................................  $ 9,188
2002.............................................................    9,248
2003.............................................................    9,002
2004.............................................................    7,246
2005.............................................................    5,076
Thereafter.......................................................   36,041
                                                                   -------
                                                                   $75,801
                                                                   =======

      Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Additionally, under certain of these lease agreements the Company is obligated to pay insurance and taxes.

FORWARD COMMITMENTS

      The Company has contracts with various suppliers to purchase aluminum for use in the manufacturing process. The contracts vary from one to twelve months and are at fixed quantities with fixed and floating prices. As of December 31, 2000, the Company had forward commitments for 39,298,402 pounds of aluminum, of which 17,848,402 pounds were at fixed prices. The fixed contracts totaled $14,663 for delivery through December, 2001.

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

      During 1993, factory employees voted to unionize and become members of Amalgamated Clothing and Textile Workers Union. A three-year union contract was executed during 1995 and extended for three additional years in 1998 and will expire in May 2001. In addition, in connection with its Woodville, Texas operations, the Company is party to a collective bargaining arrangement due to expire in September 2001.

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

      Atrium owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are expected not to exceed $150. The previous owner of the property has established an escrow of $400 to remediate the associated costs. This property was sold in December 1999. The Company has established a letter of credit of $250 to cover any costs of remediation exceeding the previous owner's escrow. The Company believes the existing escrow amount is adequate to cover costs associated with this clean-up. No additional liabilities are believed to exist in regards to the Company's remaining operations.

16. OTHER INCOME, NET:

      Other income, net consists of the following for the years ended December 31, 2000, 1999 and 1998:

                                               2000            1999         1998
                                              -----           -----        -----
Rental, interest and other income ........... $ 587           $ 174        $ 556
Gain on sale of marketable equity
  securities ................................   507              --           --
Other .......................................  (150)            109           15
                                              ----------------------------------
                                              $ 944           $ 283        $ 571
                                              ==================================

17. STOCK OPTIONS:

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

      In connection with the Recapitalization, Wing's 12,717 options were exchanged for 2,528,314 options in the D and W Holdings, Inc. 1998 Stock Option Plan (the "1998 Plan"). The Plan was terminated in connection with the Recapitalization. No compensation expense was recorded during 1997.

THE 1998 PLAN

      In connection with the Recapitalization, the Board of Directors of D and W adopted the 1998 Plan authorizing the issuance of 11,991,142 options to acquire common stock of D and W. Upon consummation of the acquisitions of Heat and Champagne, the 1998 Plan was amended to increase the number of shares of options available for grant to 14,991,142. Through December 31, 2000, the Board of Directors had granted 10,801,644 options under the 1998 Plan. All options granted under the 1998 Plan expire ten years from the date of grant.

      As of December 31, 2000, 447,701 options had been granted in two tranches under the 1998 Plan in replacement of certain of the options granted under the Plan. These options consist of (a) options to purchase 230,954 shares of common stock at an exercise price of $1.10 per share and

(b) options to purchase 216,747 shares of common stock at an exercise price of $2.03 per share. As of December 31, 2000, all of these options were fully vested.

      As of December 31, 2000, options of 832,314 had been granted that consisted of two tranches: (a) - options to purchase 277,438 shares with an exercise price of $1.10 per share and (b) - options to purchase 554,876 shares with an exercise price of $1.40. These options had a strike price that increased annually by 15% and 30%, respectively, through March 31, 2000. If the holder chose not to exercise at the time of vesting, the strike prices would increase annually to the next level through March 31, 2000. At December 31, 2000, two-third of these options were vested. The remaining options vest on January 9, 2001.

      As of December 31, 2000, options of 221,725 with an exercise price of $1.65 had been granted that are exercisable only upon the occurrence of a value event as defined by the 1998 Plan. These options vest at such time of occurrence of a value event and expire ten years from the date of grant. Additionally, options of 9,133,172 options had been granted with exercise prices ranging from $1.00 to $1.50 per share. These options vest ratably over periods ranging from three to five years.

      The Company recorded non-cash stock option compensation expense of $0 and $128 in 2000 and 1999, respectively, in connection with the difference between the fair value of the stock at the date of issuance and the respective exercise prices of each of the above grants and upon appreciation in the fair value for variable options.

THE REPLACEMENT PLAN

      In addition to the 1998 Plan, the Board of Directors of D and W (now Corp) adopted the D and W Holdings, Inc. Replacement Stock Option Plan (the "Replacement Plan") to govern the terms of certain options to purchase common stock which were granted in replacement of outstanding options of Corp in connection with the Recapitalization. Under the Replacement Plan, options to purchase 1,575,000 shares of the Corp common stock were granted in exchange for outstanding options of Corp which were not cashed out pursuant to the Merger Agreement. Upon consummation of the acquisitions of Heat and Champagne, the Replacement Plan was amended to increase the number of shares of options to 2,575,000. The options granted pursuant to the Replacement Plan vest ratably over a period ranging from three to five years on each anniversary date of the grant. The replacement options have exercise prices ranging from $.01 to $.16 per share and expire 10 years from the date of grant. As of December 31, 2000, 2,311,485 shares of options are outstanding.

      Upon termination of the optionee's employment, Corp shall have the right to repurchase the options. In the event termination was for cause, the price per option repurchased will be equal to the lesser of $1.00 per underlying share or the fair value per share of Corp's common stock, in either case, minus $0.01 per share. If termination is for other than cause, the repurchase price will differ for the vested and unvested portions. The unvested portion will be reacquired at a purchase price equal to the lesser of the fair value per share or $1.00 per share, in each case, minus $0.01 per share and the vested portion may be reacquired at a purchase price equal to the greater of the fair value per share or $1.00 per share, in each case, minus $0.01 per share.

      On October 2, 1998, D and W issued two warrants (the "Warrants") to the then President and Chief Executive Officer (the "Executive") of the Company. Pursuant to the terms of the Warrants, the Executive was entitled to purchase 2,841,221 shares of common stock at any time subsequent to the Recapitalization. The exercise price of the Warrants was $.01 per share. An additional 1,894,148 shares could have been purchased under the Warrants at an exercise price of $1.00, representing the fair value on the date of grant upon the realization of an 8.0% internal rate of return. The 1,894,148 options were scheduled to vest ratably each day for three years. These Warrants were cancelled June 30, 1999 in connection with the payment of $2,813 to the Executive. The Company recorded non-cash compensation expense of $2,813 in 1998, in connection with the difference between the fair value of the stock at the date of issuance ($1.00) and the exercise price ($.01), associated with the above Warrants.

      In addition, in exchange for other warrants to purchase common stock of Corp, the Executive received warrants to purchase 1,000,000 shares of D and W's common stock at a price of $.01 per share with a term of twenty years. All related expense was recorded through December 31, 1998. These Warrants were also cancelled June 30, 1999 in connection with the payment of $990 to the Executive.

      The following table summarizes the transactions of the 1998 Plan and the Replacement Plan (combined) for the years ended December 31, 2000, 1999 and 1998.

                                                                  December 31, 2000  December 31, 1999  December 31, 1998
                                                                  -----------------  -----------------  -----------------
Outstanding awards, beginning of period .........................      13,374,631        13,310,941         2,849,863
Granted .........................................................       5,550,000         2,990,531        13,310,941
Canceled or expired .............................................      (5,811,502)       (2,926,841)               --
Exchanged .......................................................              --                --        (2,528,314)
Exercised .......................................................              --                --          (321,549)
                                                                     ------------      ------------       -----------
Outstanding awards, end of year .................................      13,113,129        13,374,631        13,310,941
                                                                     ============      ============       ===========
Weighted average grant-date fair value of awards ................    $       1.30      $        .43       $       .64
Weighted average exercise price of awards exercised .............    $         --      $         --       $       .84
Weighted average exercise price of awards granted ...............    $       1.57      $        .88       $       .82
Weighted average exercise price, end of period ..................    $       1.04      $        .87       $       .85
Awards exercisable, end of period ...............................       4,123,056         4,092,392         1,064,030
Awards available for future grant ...............................       4,453,013         4,191,511           255,201

      The following table summarizes information about stock options and warrants outstanding at December 31, 2000:

                                                        Weighted Average     Weighted
                                                           Remaining     Average Exercise    Number      Weighted Average
                                   Number Outstanding     Life (months)       Price        Exercisable    Exercise Price
                                   ------------------------------------------------------  ------------------------------
       Range of Exercise Prices                        Options Outstanding                       Options Exercisable
       ------------------------    ------------------------------------------------------  ------------------------------
Options:
      $.01 - .16 ...............        2,311,485               95             $.05            879,557                $.05
      $1.00 - 1.10 .............        6,508,296               93            $1.04          2,428,075               $1.03
      $1.20 - 2.03 .............        4,293,348              101            $1.57            815,424               $1.61
                                       ----------                                            ---------
                                       13,113,129                                            4,123,056
                                       ==========                                            =========

      In 1995, the FASB issued FASB Statement No. 123 ("FAS 123") "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the stock based plans. Adoption of the cost recognition provisions of FAS 123 is optional, and the Company has decided not to elect the provisions of FAS 123. However, pro forma disclosures, as if the Company adopted the cost recognition provisions of FAS 123 are required by FAS 123. During 2000, 1999 and 1998, the Company granted only nonqualified stock options and warrants under the plans.

      The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 2000, 1999 and 1998: dividend yield of 0.0%; risk-free interest rate of 5.65%; and the expected life of 5 years. In determining the "minimum value" SFAS 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered because the Company was not publicly-traded when the options were granted.

      Had the compensation cost for the stock-based compensation plans and warrants been determined consistent with FAS 123, the Company's net income
(loss) for 2000, 1999 and 1998 would have been ($74,730), $1,403 and ($3,122), respectively.

      The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

18. EMPLOYEE BENEFIT PLANS:

      The Company maintains an employees' savings plan under Section 401(k) of the Internal Revenue Code ("Atrium Plan"). The Company makes discretionary matching contributions equal to 50% of the first 4% of the employee's contribution. The Company contributed $839, $505 and $101 during 2000, 1999 and 1998, respectively.

In connection with the Recapitalization, the Company assumed Darby's 401(k) plan under section 401 of the Code. The plan provided for discretionary contributions by the employer. The plan did not provide for employee contributions. The Company contributed $57 to the plans during the period from October 3, 1998 to December 31, 1998. No contributions were contributed in 1999 and upon receipt of a favorable tax determination letter from the Internal Revenue Service the plan was terminated in October 1999 at which time a distribution of $1,710 was made to eligible employees.

      The Company assumed Thermal's qualified 401(k) and profit-sharing plan which covered substantially all of its employees. Under the terms of the plan, Thermal contributed up to 25% of the first 8% of each employee's compensation contributed and made discretionary contributions to the plan. Total expense recorded was $5 and $529 during 2000 and 1999, respectively. The Thermal 401(k) and profit-sharing plan was merged into the Atrium Plan on December 22, 2000.

      During 1998, Best Built implemented a qualified 401(k) plan. Under the terms of the plan, Best Built may contribute up to 25% of the first 8% of each employee's compensation contributed. The total expense recorded was $6 and $17 during 2000 and 1999, respectively. The Best Built 401(k) plan will be merged with the Atrium Plan in 2001.

      Champagne sponsors a 401(k) profit sharing plan covering substantially all employees. Contributions are determined annually by the Board of Directors. The total expense recorded was $0 and $67 during 2000 and 1999, respectively. The Champagne 401(k) profit sharing plan will be merged with the Atrium Plan in 2001.

19. SUBSIDIARY GUARANTORS:

      In connection with the Company's Senior Subordinated Notes, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries:
ADW-Northeast, ADW-Arizona, ADW-West Coast, Heat, Champagne, Darby-South, Wing, Darby and VES, Inc, doing business as Ellison Extrusion Systems, Inc, (collectively, the Subsidiary Guarantors). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of ADW-Northeast, ADW-Arizona, ADW-West Coast and Darby are included since the reverse acquisition on October 2, 1998. The operations of Wing are presented for all periods covered. The operations of Heat and Champagne are included since their date of acquisition on May 17, 1999 and Darby-South since January 27, 1999. The operations of Ellison Extrusion Systems, Inc. are included since their date of acquisition on October 25, 2000. The balance sheet information includes all subsidiaries as of December 31, 2000 and all subsidiaries acquired prior to January 1, 2000 as of December 31, 1999. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

      The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

                            ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATING BALANCE SHEETS
                                       FOR THE YEAR ENDED
                                        DECEMBER 31, 2000
                          (dollars in thousands, except share amounts)

                                                                               RECLASSIFI-
                                                     GUARANTOR                   CATION/
                                                    SUBSIDIARIES    PARENT    ELIMINATIONS  CONSOLIDATED
                                                    ------------   ---------  ------------  ------------

                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................ $(34,019)     $ 31,236      $ 7,429      $  4,646
  Accounts receivable, net .........................   21,652        29,587            -        51,239
  Inventories ......................................   19,401        27,570       (1,016)       45,955
  Prepaid expenses and other current assets ........    1,611         1,347            -         2,958
                                                     ---------     ---------     --------     ---------
  Total current assets .............................    8,645        89,740        6,413       104,798
                                                     ---------     ---------     --------     ---------
PROPERTY, PLANT AND EQUIPMENT, net .................   23,983        30,660           (3)       54,640
GOODWILL, net ......................................  173,198       183,476            -       356,674
DEFERRED FINANCING COSTS, net ......................        -        16,644            -        16,644
OTHER ASSETS, net ..................................    1,484         6,095            -         7,579
                                                     ---------     ---------     --------     ---------
  Total assets ..................................... $207,310      $326,615      $ 6,410      $540,335
                                                     ========      ========     =========     =========

                                    LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable ................. $  2,621      $  3,590      $     -      $  6,211
  Accounts payable .................................    6,714        14,339        7,429        28,482
  Accrued liabilities ..............................   12,601        20,503            -        33,104
                                                     ---------     ---------     --------     ---------
  Total current liabilities ........................   21,936        38,432        7,429        67,797
                                                     ---------     ---------     --------     ---------
LONG-TERM LIABILITIES:
  Notes payable ....................................  147,308       201,830            -       349,137
  Other long-term liabilities ......................        -         1,325            -         1,325
                                                     ---------     ---------     --------     ---------
  Total long-term liabilities ......................  147,308       203,155            -       350,462
                                                     ---------     ---------     --------     ---------
  Total liabilities ................................  169,244       241,587        7,429       418,259
                                                     ---------     ---------     --------     ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock .....................................        -             -            -             -
  Paid-in capital ..................................   36,013       159,991            -       196,004
  Retained earnings (accumulated deficit) ..........    2,053       (74,864)      (1,019)      (73,928)
                                                     ---------     ---------     --------     ---------
  Total stockholder's equity .......................   38,066        85,028       (1,019)      122,076
                                                     ---------     ---------     --------     ---------
     Total liabilities and stockholder's equity .... $207,310      $326,615     $  6,410      $540,335
                                                     ========      ========     =========     =========

                        ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATING BALANCE SHEETS
                                  FOR THE YEAR ENDED
                                  DECEMBER 31, 1999
                     (dollars in thousands, except share amounts)

                                                                               RECLASSIFI-
                                                     GUARANTOR                   CATION/
                                                    SUBSIDIARIES    PARENT    ELIMINATIONS  CONSOLIDATED
                                                    ------------   ---------  ------------  ------------

                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................ $(23,144)     $ 19,956      $  4,482     $  1,294
  Restricted cash ..................................        -           869             -          869
  Equity securities-available for sale .............        -           111             -          111
  Accounts receivable, net .........................   35,404        23,809             -       59,213
  Inventories ......................................   42,611        20,039        (1,374)      61,277
  Prepaid expenses and other current assets ........    5,121         7,320             -       12,441
  Deferred tax asset ...............................        -         2,359             -        2,359
                                                     ---------     ---------     --------     ---------
  Total current assets .............................   59,992        74,463         3,108      137,564
                                                     ---------     ---------     --------     ---------
PROPERTY, PLANT AND EQUIPMENT, net .................   22,028        13,140            (3)      35,165
GOODWILL, net ......................................  155,179       132,694             -      287,873
DEFERRED FINANCING COSTS, net ......................        -        17,607             -       17,607
OTHER ASSETS, net ..................................    1,225         4,701             -        5,927
                                                     ---------     ---------     --------     ---------
  Total assets ..................................... $238,424      $242,605      $  3,105     $484,136
                                                     =========     =========     ========     ========

                           LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable ................. $  1,589      $    708      $      -      $ 2,297
  Accounts payable .................................   12,224        10,031         4,482       26,737
  Accrued liabilities ..............................   12,145        12,910             -       25,055
                                                     ---------     ---------     --------     ---------
  Total current liabilities ........................   25,958        23,649         4,482       54,089
                                                     ---------     ---------     --------     ---------
LONG-TERM LIABILITIES:
  Notes payable ....................................  217,509        96,905             -      314,414
  Deferred tax liability ...........................        -         2,557             -        2,557
  Other long-term liabilities ......................        -         3,056             -        3,056
                                                     ---------     ---------     --------     ---------
  Total long-term liabilities ......................  217,509       102,517             -      320,027
                                                     ---------     ---------     --------     ---------
  Total liabilities ................................  243,467       126,167         4,482      374,116

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock .....................................        -              -            -             -
  Paid-in capital ..................................   36,013         73,611            -       109,624
  Retained earnings (accumulated deficit) ..........  (41,056)       (42,829)      (1,377)          398
  Accumulated other comprehensive loss .............        -             (2)           -            (2)
                                                     ---------     ---------     --------     ---------
  Total stockholder's equity .......................   (5,043)       116,438       (1,376)      110,020
                                                     ---------     ---------     --------     ---------
    Total liabilities and stockholder's equity ..... $238,424      $242,605      $  3,105      $484,136
                                                     =========     =========     ========     =========

                         ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATING STATEMENTS OF OPERATIONS
                          FOR THE YEAR ENDED DECEMBER 31, 2000
                                  (dollars in thousands)

                                                                               RECLASSIFI-
                                                     GUARANTOR                   CATION/
                                                    SUBSIDIARIES    PARENT    ELIMINATIONS  CONSOLIDATED
                                                    ------------   ---------  ------------  ------------
NET SALES .......................................... $286,447      $247,792      $(37,992)    $496,247
COST OF GOODS SOLD .................................  224,183       185,575       (38,563)     371,195
                                                     ---------     ---------     --------     ---------
Gross profit .......................................   62,264        62,217           571      125,052
                                                     ---------     ---------     --------     ---------
OPERATING EXPENSES:
Selling, delivery, general and administrative
  expenses (excluding amortization expense).........   81,974        45,030          (319)     126,686
  Amortization expense .............................    5,270         4,600             -        9,870
                                                     ---------     ---------     --------     ---------
SELLING, DELIVERY, GENERAL AND
  ADMINISTRATIVE EXPENSES ..........................   87,244        49,630          (319)     136,556
Special charges ....................................   24,585         3,154             -       27,739
                                                     ---------     ---------     --------     ---------
                                                      111,829        52,784          (319)     164,295
                                                     ---------     ---------     --------     ---------
  Income (loss) from operations ....................  (49,565)        9,433           890      (39,243)
INTEREST EXPENSE ...................................   21,281        15,686             -       36,967
OTHER INCOME, net ..................................       95         1,381          (533)         944
                                                     ---------     ---------     --------     ---------
Income (loss) before income taxes and
  extraordinary charge .............................  (70,751)       (4,872)          357      (75,266)
PROVISION (BENEFIT) FOR INCOME TAXES ...............     (880)          (60)            -         (940)
                                                     ---------     ---------     --------     ---------
NET INCOME (LOSS) .................................. $(69,871)     $ (4,812)      $   357     $(74,326)
                                                     =========     =========     ========     ========

                            ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATING STATEMENTS OF OPERATIONS
                              FOR THE YEAR ENDED DECEMBER 31, 1999
                                      (dollars in thousands)


                                                                               RECLASSIFI-
                                                     GUARANTOR                   CATION/
                                                    SUBSIDIARIES    PARENT    ELIMINATIONS  CONSOLIDATED
                                                    ------------   ---------  ------------  ------------

NET SALES .......................................... $318,052      $224,272      $(43,868)    $498,456
COST OF GOODS SOLD .................................  226,379       158,894       (44,365)     340,909
                                                     ---------     ---------     --------     ---------
Gross profit .......................................   91,673        65,378           497      157,547
                                                     ---------     ---------     --------     ---------
OPERATING EXPENSES:
Selling, delivery, general and administrative
  expenses (excluding amortization expense and
  non-cash stock option compensation expense) ......   70,882        37,235          (336)     107,780
Amortization expense ...............................    4,582         4,135             -        8,717
Non-cash stock option compensation expense .........        -           128             -          128
                                                     ---------     ---------     --------     ---------
SELLING, DELIVERY, GENERAL AND
  ADMINISTRATIVE EXPENSES ..........................   75,464        41,498          (336)     116,625
Special charges ....................................        -         1,886             -        1,886
                                                     ---------     ---------     --------     ---------
                                                       75,464        43,384          (336)     118,511
                                                     ---------     ---------     --------     ---------
    Income (loss) from operations ..................   16,209        21,994           833       39,036
INTEREST EXPENSE ...................................   18,169        10,355             -       28,524
OTHER INCOME, net ..................................      209           788          (713)         283
                                                     ---------     ---------     --------     ---------
Income (loss) before income taxes and
  extraordinary charge .............................   (1,751)       12,427           120       10,795
PROVISION (BENEFIT) FOR INCOME TAXES ...............   (1,089)        7,731             -        6,641
                                                     ---------     ---------     --------     ---------
Income (loss) before extraordinary charge ..........     (662)        4,696           120        4,154
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF
  DEBT (net of income tax benefit of $1,142) .......        -         1,936             -        1,936
                                                     ---------     ---------     --------     ---------
NET INCOME (LOSS) ..................................  $  (662)     $  2,760      $    120     $  2,218
                                                     =========     =========     ========     ========

                            ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATING STATEMENTS OF OPERATIONS
                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                      (dollars in thousands)


                                                                               RECLASSIFI-
                                                     GUARANTOR                   CATION/
                                                    SUBSIDIARIES    PARENT    ELIMINATIONS  CONSOLIDATED
                                                    ------------   ---------  ------------  ------------

NET SALES .......................................... $169,944      $ 51,829      $(10,714)    $211,059
COST OF GOODS SOLD .................................  131,439        37,917       (10,216)     159,140
                                                     ---------     ---------     --------     ---------
Gross profit .......................................   38,505        13,912          (498)      51,919
                                                     ---------     ---------     --------     ---------
OPERATING EXPENSES:
Selling, delivery, general and administrative
  expenses (excluding amortization expense and
  non-cash stock option compensation expense) ......   30,604         9,235           (85)      39,754
Amortization expense ...............................      500         1,633             -        2,133
Non-cash stock option compensation expense .........      352         8,066        (4,567)       3,851
                                                     ---------     ---------     --------     ---------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES .........................................   31,456        18,934        (4,652)      45,738
Special charges ....................................        -         7,351        (7,351)           -
                                                     ---------     ---------     --------     ---------
                                                       31,456        26,285       (12,003)      45,738
                                                     ---------     ---------     --------     ---------
    Income (loss) from operations ..................    7,049       (12,373)       11,504        6,181
INTEREST EXPENSE ...................................    3,290         5,791             -        9,081
OTHER INCOME, net ..................................       53           697          (178)         572
                                                     ---------     ---------     --------     ---------
Income (loss) before income taxes and
  extraordinary charge .............................    3,812       (17,467)       11,326       (2,329)
PROVISION (BENEFIT) FOR INCOME TAXES ...............     (848)       (3,830)        4,529         (149)
                                                     ---------     ---------     --------     ---------
Income (loss) before extraordinary charge ..........    4,660       (13,637)        6,797       (2,180)
EXTRAORDINARY CHARGE ON EARLY RETIREMENT
  OF DEBT (net of income tax benefit of $392) ......      116         3,500        (2,977)         639
                                                     ---------     ---------     --------     ---------
NET INCOME (LOSS) .................................. $  4,544      $(17,137)     $  9,774     $ (2,819)
                                                     =========     =========     ========     ========

                            ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31, 2000
                                      (dollars in thousands)


                                                                               RECLASSIFI-
                                                     GUARANTOR                   CATION/
                                                    SUBSIDIARIES    PARENT    ELIMINATIONS  CONSOLIDATED
                                                    ------------   ---------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES ............... $(31,180)     $ 23,792      $  2,947     $  (4,441)
                                                     ---------     ---------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......   (4,050)      (10,468)            -       (14,518)
  Proceeds from sales of assets ....................        -         2,829             -         2,829
  Proceeds from sales of Wing & Wood ...............   24,355             -             -        24,355
  Acquisition of Ellison, net of cash acquired .....        -       (99,276)            -       (99,276)
  Proceeds from the sale of investment in equity
    securities .....................................        -           620             -           620
  Other assets .....................................        -        (3,790)            -        (3,790)
                                                     ---------     ---------     --------     ---------
    Net cash used in investing activities ..........   20,305      (110,085)            -       (89,780)
                                                     ---------     ---------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under term notes ........        -        38,000             -        38,000
  Payment of notes payable .........................        -          (309)            -          (309)
  Net borrowings under revolving credit facility ...        -         3,730             -         3,730
  Deferred financing costs .........................        -        (1,326)            -        (1,326)
  Scheduled principal payments on term notes .......        -        (2,990)            -        (2,990)
  Contributions from Atrium Corp ...................        -        59,102             -        59,102
  Payment of other long-term liabilities ...........        -        (1,616)            -        (1,616)
  Checks drawn in excess of bank balances ..........        -         2,982             -         2,982
                                                     ---------     ---------     --------     ---------
    Net cash provided by financing activities ......        -        97,573             -        97,573
                                                     ---------     ---------     --------     ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................  (10,875)       11,280         2,947         3,352
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....  (23,144)       19,956         4,482         1,294
                                                     ---------     ---------     --------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........... $(34,019)     $ 31,236      $  7,429      $  4,646
                                                     =========     =========     ========     =========

                         ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATING STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31, 1999
                                  (dollars in thousands)


                                                                               RECLASSIFI-
                                                     GUARANTOR                   CATION/
                                                    SUBSIDIARIES    PARENT    ELIMINATIONS  CONSOLIDATED
                                                    ------------   ---------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES ............... $(17,596)     $ 21,949      $  4,482     $  8,835
                                                     ---------     ---------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......  (13,147)       (3,849)            -      (16,996)
  Proceeds from sales of assets ....................    7,599         1,286             -        8,885
  Acquisition of Heat, Champagne and Delta
    Millwork, net of cash acquired .................                (95,327)            -      (95,327)
  Other assets .....................................                 (5,042)            -       (5,042)
                                                     ---------     ---------     --------     ---------
      Net cash used in investing activities ........   (5,548)     (102,932)            -     (108,480)
                                                     ---------     ---------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior subordinated
    notes ..........................................        -       172,368             -      172,368
  Payment of notes payable .........................        -       (15,000)            -      (15,000)
  Payment of senior subordinated notes
    previously outstanding .........................        -       (29,070)            -      (29,070)
  Net borrowings under revolving credit facility....        -        11,152             -       11,152
  Deferred financing costs .........................        -        (9,347)            -       (9,347)
  Scheduled principal payments on term notes .......        -        (2,241)            -       (2,241)
  Contributions from (distributions to) Atrium
    Corp ...........................................        -       (25,356)            -      (25,356)
  Payment of other long-term liabilities ...........        -        (2,003)            -       (2,003)
  Checks drawn in excess of bank balances ..........        -           436             -          436
                                                     ---------     ---------     --------     ---------
     Net cash provided by financing activities .....        -       100,939             -      100,939
                                                     ---------     ---------     --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ......................................  (23,144)       19,956         4,482        1,294
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....        -             -             -            -
                                                     ---------     ---------     --------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........... $(23,144)     $ 19,956      $  4,482     $  1,294
                                                     =========     =========     ========     ========

                           ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 1998
                                    (dollars in thousands)


                                                                               RECLASSIFI-
                                                     GUARANTOR                   CATION/
                                                    SUBSIDIARIES    PARENT    ELIMINATIONS  CONSOLIDATED
                                                    ------------   ---------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES ...............  $  1,125    $ (11,378)     $      -     $ (10,253)
                                                     ---------    ----------     --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......    (1,159)      (1,062)            -        (2,221)
  Proceeds from sales of assets ....................         -           12             -            12
  Acquisition of Atrium, net of cash acquired ......         -     (120,977)            -      (120,977)
  Other assets .....................................         -       (1,998)            -        (1,998)
                                                     ---------     ---------     --------     ---------
      Net cash used in investing activities ........    (1,159)    (124,025)            -      (125,184)
                                                     ---------     ---------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under term notes ........         -      145,930             -       145,930
  Payment of notes payable .........................         -      (29,563)            -       (29,563)
  Payment of senior subordinated notes
    previously outstanding .........................         -      (70,930)            -       (70,930)
  Net borrowings under revolving credit facility ...         -        4,118             -         4,118
  Deferred financing costs .........................         -      (11,437)            -       (11,437)
  Scheduled principal payments on term notes .......         -         (500)            -          (500)
  Contributions from (distributions to) Atrium
    Corp ...........................................         -       95,340             -        95,340
  Exercise of stock options ........................         -          216             -           216
  Checks drawn in excess of bank balances ..........         -        2,229             -         2,229
                                                     ---------     ---------     --------     ---------
      Net cash provided by financing activities ....         -      135,403             -       135,403
                                                     ---------     ---------     --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ......................................       (34)           -             -           (34)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....       (34)           -             -            34
                                                     ---------     ---------     --------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........  $      -    $       -      $      -     $       -
                                                     =========    ==========     ========     =========

                       REPORT OF INDEPENDENT ACCOUNTING ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Atrium Companies, Inc.

      Our audits of the consolidated financial statements of Atrium Companies, Inc. referred to in our report dated March 30, 2001, appearing in this Annual Report on Form 10-K also included an audit of the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas
March 30, 2001

                             ATRIUM COMPANIES, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                    Column C -
                                                                    Additions
                                                           --------------------------
                                               Column B -      (1)           (2)
                                               Balance at   Charged to     Acquired      Column D -       Column E -
                                               Beginning    Costs and      Through      Deductions -      Balance at
Column A - Description                         of Period   Expenses (a)   Acquisition   Write-Offs (b)   End of Period
- ----------------------                         ---------   ------------   -----------   -------------    -------------
Allowance for doubtful accounts:
   Year ended December 31, 1998                  $  725       $3,059          $ --        $(3,006)          $  778
   Year ended December 31, 1999                  $  778       $3,990          $344        $(3,442)          $1,670
   Year ended December 31, 2000                  $1,670       $4,247          $177        $(2,584)          $3,510

(a)   includes $238, $2,867 and $2,832, respectively for 2000, 1999 and 1998 sales returns and allowances.

(b)   net of recoveries.


                                                                    Column C -
                                                                    Additions
                                               Column B -  --------------------------
                                               Balance at   Charged to     Acquired                       Column E -
                                               Beginning    Costs and      Through      Column D -        Balance at
Column A - Description                         of Period     Expenses    Acquisition    Deductions       End of Period
- ----------------------                         ---------   ------------   -----------   -------------    -------------
Income tax valuation allowance:
   Year ended December 31, 1998                  $   --       $    --          $ --        $    --          $    --
   Year ended December 31, 1999                  $   --       $    --          $ --        $    --          $    --
   Year ended December 31, 2000                  $   --       $18,150          $ --        $    --          $18,150