Form 10-Q
period 2001-03-31
ATRIUM COMPANIES INC
filed 2001-05-15
CIK 1029336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ATRIUM COMPANIES, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Balance Sheets as of March 31, 2001 and
          December 31, 2000...........................................       3

          Consolidated Statements of Operations for the Three Months
          Ended March 31, 2001 and 2000...............................       4

          Consolidated Statement of Stockholder's Equity for the Three
          Months Ended March 31, 2001.................................       5

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2001 and 2000...............................       6

          Notes to Consolidated Financial Statements..................    7-19

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20-22

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   22-24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      24

Items 2, 3, 4 and 5 are not applicable

Item 6.   Exhibits and Reports on Form 8-K............................      24

Signatures............................................................      25

Exhibit Index.........................................................

                             ATRIUM COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,525      $  4,646
  Accounts receivable, net..................................      56,348        51,239
  Inventories...............................................      48,011        45,955
  Prepaid expenses and other current assets.................       2,157         2,958
  Deferred tax asset........................................       1,281            --
                                                                --------      --------
    Total current assets....................................     111,322       104,798
PROPERTY, PLANT AND EQUIPMENT, net..........................      57,135        54,640
GOODWILL, net...............................................     353,778       356,674
DEFERRED FINANCING COSTS, net...............................      16,035        16,644
OTHER ASSETS................................................       7,812         7,579
                                                                --------      --------
    Total assets............................................    $546,082      $540,335
                                                                ========      ========
            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable..........................    $  6,143      $  6,211
  Accounts payable..........................................      35,465        28,482
  Accrued liabilities.......................................      32,704        33,104
                                                                --------      --------
    Total current liabilities...............................      74,312        67,797
                                                                --------      --------
LONG-TERM LIABILITIES:
  Notes payable.............................................     351,183       349,137
  Deferred tax liability....................................       1,281            --
  Other long-term liabilities...............................         998         1,325
  Swaps contract liability..................................       5,416            --
                                                                --------      --------
    Total long-term liabilities.............................     358,878       350,462
                                                                --------      --------
    Total liabilities.......................................     433,190       418,259
                                                                --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock $.01 par value, 3,000 shares authorized, 100
    shares issued and outstanding...........................          --            --
  Paid-in capital...........................................     195,898       196,004
  Retained earnings (accumulated deficit)...................     (77,835)      (73,928)
  Accumulated other comprehensive income (loss).............      (5,171)           --
                                                                --------      --------
    Total stockholder's equity..............................     112,892       122,076
                                                                --------      --------
      Total liabilities and stockholder's equity............    $546,082      $540,335
                                                                ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
NET SALES...................................................  $112,302   $133,782
COST OF GOODS SOLD..........................................    76,074     96,706
                                                              --------   --------
  Gross profit..............................................    36,228     37,076
                                                              --------   --------
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation and amortization expense)...    26,380     31,087
Stock compensation expense..................................       145         --
Amortization expense........................................     3,535      2,347
                                                              --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......    30,060     33,434
                                                              --------   --------
  Income from operations....................................     6,168      3,642
INTEREST EXPENSE............................................    10,005      8,757
OTHER INCOME, net...........................................       144        233
                                                              --------   --------
  Income (loss) before income taxes.........................    (3,693)    (4,882)
PROVISION (BENEFIT) FOR INCOME TAXES........................       214     (1,266)
                                                              --------   --------
NET INCOME (LOSS)...........................................  $ (3,907)  $ (3,616)
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED STATEMENT OF
                              STOCKHOLDER'S EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            RETAINED      ACCUMULATED
                                            COMMON STOCK                    EARNINGS         OTHER           TOTAL
                                         -------------------   PAID-IN    (ACCUMULATED   COMPREHENSIVE   STOCKHOLDER'S
                                          SHARES     AMOUNT    CAPITAL      DEFICIT)     INCOME (LOSS)      EQUITY
                                         --------   --------   --------   ------------   -------------   -------------
Balance, December 31, 2000.............    100        $--      $196,004     $(73,928)       $    --        $122,076
  Net distribution to Atrium
    Corporation........................     --         --          (106)          --             --            (106)
  Comprehensive income (loss):
    Net loss...........................     --         --            --       (3,907)            --          (3,907)
    Cumulative effect of change in
      accounting principle, net of tax
      of $0 (adoption of SFAS 133--see
      note 2)..........................     --         --            --           --         (2,319)         (2,319)
    Net fair market value adjustment of
      derivative instruments, net of
      tax of $0........................     --         --            --           --         (2,770)         (2,770)
    Accretion of deferred gain on
      terminated interest rate swaps...     --         --            --           --            (82)            (82)
                                           ---        ---      --------     --------        -------        --------
Balance, March 31, 2001................    100        $--      $195,898     $(77,835)       $(5,171)       $112,892
                                           ===        ===      ========     ========        =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(3,907)   $(3,616)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................    5,787      3,933
    Amortization of deferred financing costs................      633        555
    Accretion of discount...................................       44         40
    Accretion of gain from interest rate collars............      (82)       (82)
    Amortization of gain from sale/leaseback of building....       (2)        --
    Gain on sales of assets.................................       (6)      (283)
    Provision for bad debts.................................      190        243
    Deferred tax provision (benefit)........................   (1,420)       251
    Changes in assets and liabilities:
      Accounts receivable, net..............................   (5,299)    (5,280)
      Inventories...........................................   (2,055)    (1,581)
      Prepaid expenses and other current assets.............      778      1,329
      Accounts payable......................................    5,362      6,951
      Accrued liabilities...................................    1,022        851
                                                              -------    -------
        Net cash provided by operating activities...........    1,045      3,311
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................   (4,769)    (2,211)
  Proceeds from sales of assets.............................       27        243
  Increase in other assets..................................     (872)    (1,231)
                                                              -------    -------
        Net cash used in investing activities...............   (5,614)    (3,199)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving credit
    facility................................................    3,500     (6,270)
  Scheduled principal payments on term loans................   (1,490)      (500)
  Distribution to Atrium Corporation........................     (106)        --
  Payments of other notes payable...........................      (77)       (70)
  Increase in checks drawn in excess of bank balances.......    1,621      9,040
  Capitalized deferred financing costs......................       --         (2)
                                                              -------    -------
        Net cash provided by financing activities...........    3,448      2,198
                                                              -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (1,121)     2,310
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    4,646      1,294
                                                              -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 3,525    $ 3,604
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION:

    The unaudited consolidated financial statements of Atrium Companies, Inc. (the "Company") for the three months ended March 31, 2001 and 2000, and financial position as of March 31, 2001 and December 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These consolidated financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

NEW ACCOUNTING PRONOUNCEMENT

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23 and 24. Earlier or retroactive application of this statement is not permitted. Management does not anticipate SFAS No. 140 will have a material effect on our consolidated financial position or results of operations.

PRO FORMA RESULTS

    The statement of operations for 2000 only includes the operations of certain acquisitions and divestitures from the date they were acquired or divested by the Company. The Ellison Company, Inc.'s Windows and Doors Division and Ellison Extrusion Systems, Inc. (collectively "Ellison") are included since their date of acquisition, October 25, 2000, and the Wing Industries, Inc. ("Wing") and Atrium Wood Patio Door ("Wood") divestitures are excluded since their dispositions on August 25, 2000 and August 30, 2000, respectively.

    The following unaudited pro forma information presents consolidated operating results as though the acquisition of Ellison (see note 3) and the divestitures of the Wing and Wood divisions(see note 8) had occurred at the beginning of the periods presented. For the three month period ended March 31, 2001, there is no difference between the actual and pro forma information because the acquisitions have been

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  BASIS OF PRESENTATION: (CONTINUED)
included in operations for the full period and the divestitures have been excluded from operations for the full period.

                                                                                   THREE MONTHS
                                                            THREE MONTHS               ENDED
                                                                ENDED             MARCH 31, 2000
                                                           MARCH 31, 2001    -------------------------
                                                               ACTUAL          ACTUAL       PRO FORMA
                                                           ---------------   -----------   -----------
                                                             (UNAUDITED)     (UNAUDITED)   (UNAUDITED)
NET SALES................................................     $112,302         $133,782      $109,746
COST OF GOODS SOLD.......................................       76,074           96,706        73,424
                                                              --------         --------      --------
  Gross profit...........................................       36,228           37,076        36,322
                                                              --------         --------      --------
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation, Ellison corporate
  service charge and amortization expense)...............       26,380           31,087        26,619
Stock compensation expense...............................          145               --            --
Ellison corporate service charge.........................           --               --           423
Amortization expense.....................................        3,535            2,347         3,535
                                                              --------         --------      --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES...       30,060           33,434        30,577
                                                              --------         --------      --------
  Income from operations.................................        6,168            3,642         5,745
INTEREST EXPENSE.........................................       10,005            8,757        10,005
OTHER INCOME, net........................................          144              233           182
                                                              --------         --------      --------
  Income (loss) before income taxes......................       (3,693)          (4,882)       (4,078)
PROVISION (BENEFIT) FOR INCOME TAXES.....................          214           (1,266)          463
                                                              --------         --------      --------
NET INCOME (LOSS)........................................     $ (3,907)        $ (3,616)     $ (4,541)
                                                              ========         ========      ========
Other Information:
Depreciation Expense.....................................     $  2,253         $  1,586      $  1,889
                                                              ========         ========      ========
LIFO reserve expense (benefit)...........................     $   (151)        $    222      $    222
                                                              ========         ========      ========

2.  ADOPTION OF SFAS NO. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
    ACTIVITIES:

    The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment as of January 1, 2001 of $2,319 to other comprehensive income. This adjustment represents the current fair-value of hedging instruments related to interest rate swap agreements of $2,646 with an offset of $327 related to the reclassification of deferred gains on previously terminated interest rate swaps. There is no income tax effect considering there is a full valuation allowance against deferred tax assets.

    At March 31, 2001, the fair-value of the hedging instruments is a liability of $5,416 and is included in other comprehensive income and long-term liabilities. The Company expects that none of this liability will require adjustment to expense within the next twelve months.

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  ADOPTION OF SFAS NO. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
    ACTIVITIES: (CONTINUED)
    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

    The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of March 31, 2001, the Company had $141.9 million of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of March 31, 2001 is approximately 3 years.

    All derivatives are recognized on the balance sheet at their fair-value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair-value of a derivative that is highly effective as--and that is designated and qualifies as--a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. As of March 31, 2001, all hedges outstanding were highly effective.

    The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to
(1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

    The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair-value or cash flows of a hedge item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

    When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remaining in accumulated other comprehensive income is reclassified into earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair-value on the balance sheet, recognizing changes in the fair-value in current-period earnings.

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITION:

Ellison Acquisition:

    On October 25, 2000, the Company completed the acquisition of the stock of VES, Inc. doing business as Ellison Extrusion Systems, Inc. and substantially all of the operating assets of The Ellison Company, Inc.'s Windows and Doors Division. The transaction was valued at $125,466, excluding transaction fees and expenses of $6,002.

    The purchase price was comprised of $98,187 of cash and $27,279 (20,983,666 shares) of common stock in the Company's parent, Atrium Corporation. The cash portion of the purchase price and transaction fees and expenses aggregating $104,189 was funded through Atrium Corporation's issuance of $36,500 and $26,000 of Senior PIK Notes, due 2010, and common stock, respectively, $24,355 from the divestiture of the Wing and Wood assets and $4,913 of cash acquired from Ellison. The remaining portion was funded through additional borrowings under the Company's Credit Facility.

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

4.  INVENTORIES:

    Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Raw materials...............................................    $32,930        $31,785
Work-in-process.............................................        925            671
Finished goods..............................................     14,817         14,312
                                                                -------        -------
                                                                 48,672         46,768
LIFO reserve................................................       (661)          (813)
                                                                -------        -------
                                                                $48,011        $45,955
                                                                =======        =======

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  NOTES PAYABLE:

    Notes payable consisted of the following:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Revolving credit facility...................................    $ 22,500      $ 19,000
Term loan A.................................................      12,140        13,070
Term loan B.................................................      69,440        69,720
Term loan C.................................................      80,370        80,650
Senior subordinated notes...................................     175,000       175,000
Other.......................................................         203           279
                                                                --------      --------
                                                                 359,653       357,719
Less:
Unamortized debt discount...................................      (2,327)       (2,371)
Current portion of notes payable............................      (6,143)       (6,211)
                                                                --------      --------
  Long-term debt............................................    $351,183      $349,137
                                                                ========      ========

    The Credit Agreement requires the Company to meet certain financial tests pertaining to, interest coverage, fixed charge coverage and leverage. As of March 31, 2001, the Company was in compliance with all related covenants.

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

    In 1995, various Dallas-based factory employees became members of the Amalgamated Clothing and Textile Workers Union. The Company has entered into a collective bargaining agreement which expires in May 2001. In addition, in connection with its Woodville, Texas operations, the Company is party to a collective bargaining arrangement due to expire in September 2001.

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

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  CONTINGENCIES: (CONTINUED)
    Atrium previously owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are expected not to exceed $150. The previous owner of the property has established an escrow of $400 to remediate the associated costs. This property was sold by Atrium in December 1999. The Company has established a letter of credit of $250 to cover any costs of remediation exceeding the previous owner's escrow. The Company believes the existing escrow amount is adequate to cover costs associated with this clean-up. No additional liabilities are believed to exist in regards to the Company's remaining operations.

7.  SUBSIDIARY GUARANTORS:

    The term Wing refers to Wing Industries and its direct parent, Wing Industries Holdings. The term Darby refers to R.G. Darby Company, R.G. Darby Company-South, Total Trim and Total Trim-South. The term Heat refers to Heat, H.I.G. Vinyl, Thermal Industries and Best Built.

    In connection with the Company's Senior Subordinated Notes due 2009, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the "Subsidiary Guarantees") on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast, ADW-Arizona, ADW-West Coast, ADW-New England, ADW-New York, Heat, Champagne (doing business as ADW of the Rockies), Wing, Darby and VES, Inc, (doing business as Ellison Extrusion Systems, Inc.) The Company has no non-guarantor direct or indirect subsidiaries. The operations related to the assets of ADW-Northeast, ADW-Arizona, ADW-West Coast, ADW-New England, ADW New York, Heat, Champagne, and Darby are included for all periods covered. The operations of Ellison Extrusion Systems, Inc. are included since their date of acquisition on October 25, 2000. The balance sheet information includes all subsidiaries as of December 31, 2000 and March 31, 2001. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than subject to subordination to senior indebtedness.

    The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  SUBSIDIARY GUARANTORS: (CONTINUED)
                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   GUARANTOR
                                                  SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                  ------------   --------   ------------   ------------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................    $(30,703)    $ 25,177      $9,051        $  3,525
  Accounts receivable, net......................      20,463       35,885          --          56,348
  Inventories...................................      20,477       28,235        (701)         48,011
  Prepaid expenses and other current assets.....         978        1,179          --           2,157
  Deferred tax asset............................          --        1,281          --           1,281
                                                    --------     --------      ------        --------
  Total current assets..........................      11,215       91,757       8,350         111,322
PROPERTY, PLANT AND EQUIPMENT, net..............      23,542       33,596          (3)         57,135
GOODWILL, net...................................     171,822      181,956          --         353,778
DEFERRED FINANCING COSTS, net...................          --       16,035          --          16,035
OTHER ASSETS, net...............................       1,420        6,392          --           7,812
                                                    --------     --------      ------        --------
  Total assets..................................    $207,999     $329,736      $8,347        $546,082
                                                    ========     ========      ======        ========

                                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable..............    $  2,640     $  3,503      $   --        $  6,143
  Accounts payable..............................       8,652       17,763       9,050          35,465
  Accrued liabilities...........................      10,226       22,478          --          32,704
                                                    --------     --------      ------        --------
  Total current liabilities.....................      21,518       43,744       9,050          74,312
                                                    --------     --------      ------        --------
LONG-TERM LIABILITIES:
  Notes payable.................................     150,934      200,249          --         351,183
  Deferred tax liability........................          --        1,281          --           1,281
  Other long-term liabilities...................          --          998          --             998
  Fair value of derivative instruments..........          --        5,416          --           5,416
                                                    --------     --------      ------        --------
  Total long-term liabilities...................     150,934      207,944          --         358,878
                                                    --------     --------      ------        --------
  Total liabilities.............................     172,452      251,688       9,050         433,190
                                                    --------     --------      ------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock..................................          --           --          --              --
  Paid-in capital...............................      36,014      159,884                     195,898
  Retained earnings (accumulated deficit).......        (467)     (76,665)       (703)        (77,835)
  Accumulated other comprehensive loss..........          --       (5,171)         --          (5,171)
                                                    --------     --------      ------        --------
  Total stockholder's equity....................      35,547       78,048        (703)        112,892
                                                    --------     --------      ------        --------
    Total liabilities and stockholder's
      equity....................................    $207,999     $329,736      $8,347        $546,082
                                                    ========     ========      ======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  SUBSIDIARY GUARANTORS: (CONTINUED)
                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   GUARANTOR
                                                  SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                  ------------   --------   ------------   ------------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................    $(34,019)    $ 31,236     $ 7,429        $  4,646
  Accounts receivable, net......................      21,652       29,587          --          51,239
  Inventories...................................      19,401       27,570      (1,016)         45,955
  Prepaid expenses and other current assets.....       1,611        1,347          --           2,958
                                                    --------     --------     -------        --------
  Total current assets..........................       8,645       89,740       6,413         104,798
PROPERTY, PLANT AND EQUIPMENT, net..............      23,983       30,660          (3)         54,640
GOODWILL, net...................................     173,198      183,476          --         356,674
DEFERRED FINANCING COSTS, net...................          --       16,644          --          16,644
OTHER ASSETS, net...............................       1,484        6,095          --           7,579
                                                    --------     --------     -------        --------
  Total assets..................................    $207,310     $326,615     $ 6,410        $540,335
                                                    ========     ========     =======        ========

                                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable..............    $  2,621     $  3,590     $    --        $  6,211
  Accounts payable..............................       6,714       14,339       7,429          28,482
  Accrued liabilities...........................      12,601       20,503          --          33,104
                                                    --------     --------     -------        --------
  Total current liabilities.....................      21,936       38,432       7,429          67,797
                                                    --------     --------     -------        --------
LONG-TERM LIABILITIES:
  Notes payable.................................     147,308      201,829          --         349,137
  Other long-term liabilities...................          --        1,325          --           1,325
                                                    --------     --------     -------        --------
  Total long-term liabilities...................     147,308      203,154          --         350,462
                                                    --------     --------     -------        --------
  Total liabilities.............................     169,244      241,586       7,429         418,259
                                                    --------     --------     -------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock..................................          --           --          --              --
  Paid-in capital...............................      36,013      159,991          --         196,004
  Retained earnings (accumulated deficit).......       2,053      (74,962)     (1,019)        (73,928)
                                                    --------     --------     -------        --------
  Total stockholder's equity....................      38,066       85,029      (1,019)        122,076
                                                    --------     --------     -------        --------
    Total liabilities and stockholder's
      equity....................................    $207,310     $326,615     $ 6,410        $540,335
                                                    ========     ========     =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  SUBSIDIARY GUARANTORS: (CONTINUED)
                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                    GUARANTOR
                                                   SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                   ------------   --------   ------------   ------------
NET SALES........................................    $44,237      $74,844      $ (6,779)      $112,302
COST OF GOODS SOLD...............................     29,132       54,089        (7,147)        76,074
                                                     -------      -------      --------       --------
Gross profit.....................................     15,105       20,755           368         36,228
                                                     -------      -------      --------       --------
OPERATING EXPENSES:
Selling, delivery, general and administrative
  expenses (excluding stock compensation and
  amortization expense)..........................     12,067       14,392           (79)        26,380
  Stock compensation expense.....................         --          145            --            145
  Amortization expense...........................      1,649        1,886            --          3,535
                                                     -------      -------      --------       --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES.......................................     13,716       16,423           (79)        30,060
                                                     -------      -------      --------       --------
  Income from operations.........................      1,389        4,332           447          6,168
INTEREST EXPENSE.................................      4,300        5,705            --         10,005
OTHER INCOME, net................................         16          261          (133)           144
                                                     -------      -------      --------       --------
Income (loss) before income taxes and
  extraordinary charge...........................     (2,895)      (1,112)          314         (3,693)
PROVISION (BENEFIT) FOR INCOME TAXES.............       (376)         590            --            214
                                                     -------      -------      --------       --------
NET INCOME (LOSS)................................    $(2,519)     $(1,702)     $    314       $ (3,907)
                                                     =======      =======      ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  SUBSIDIARY GUARANTORS: (CONTINUED)
                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                    GUARANTOR
                                                   SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                   ------------   --------   ------------   ------------
NET SALES........................................    $87,837      $55,902      $ (9,957)      $133,782
COST OF GOODS SOLD...............................     67,114       39,602       (10,010)        96,706
                                                     -------      -------      --------       --------
Gross profit.....................................     20,723       16,300            53         37,076
                                                     -------      -------      --------       --------
OPERATING EXPENSES:
Selling, delivery, general and administrative
  expenses (excluding amortization expense)......     21,604        9,563           (80)        31,087
Amortization expense.............................      1,322        1,025            --          2,347
                                                     -------      -------      --------       --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES.......................................     22,926       10,588           (80)        33,434
                                                     -------      -------      --------       --------
  Income (loss) from operations..................     (2,203)       5,712           133          3,642
INTEREST EXPENSE.................................      5,750        3,007            --          8,757
OTHER INCOME, net................................         25          341          (133)           233
                                                     -------      -------      --------       --------
Income (loss) before income taxes and
  extraordinary charge...........................     (7,928)       3,046            --         (4,882)
PROVISION (BENEFIT) FOR INCOME TAXES.............     (2,056)         790            --         (1,266)
                                                     -------      -------      --------       --------
NET INCOME (LOSS)................................    $(5,872)     $ 2,256      $     --       $ (3,616)
                                                     =======      =======      ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  SUBSIDIARY GUARANTORS: (CONTINUED)
                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                    GUARANTOR
                                                   SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                   ------------   --------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES.............    $  4,010     $(4,587)      $1,622         $ 1,045
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.....        (694)     (4,075)          --          (4,769)
  Proceeds from sales of assets..................          --          27           --              27
  Other assets...................................          --        (872)          --            (872)
                                                     --------     -------       ------         -------
    Net cash used in investing activities........        (694)     (4,920)          --          (5,614)
                                                     --------     -------       ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under term notes......          --       3,500           --           3,500
  Payment of other notes payable.................          --         (77)          --             (77)
  Scheduled principal payments on term notes.....          --      (1,490)          --          (1,490)
  Distributions to Atrium Corp...................          --        (106)          --            (106)
  Checks drawn in excess of bank balances........          --       1,621           --           1,621
                                                     --------     -------       ------         -------
    Net cash provided by financing activities....          --       3,448           --           3,448
                                                     --------     -------       ------         -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................       3,316      (6,059)       1,622          (1,121)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...     (34,019)     31,236        7,429           4,646
                                                     --------     -------       ------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........    $(30,703)    $25,177       $9,051         $ 3,525
                                                     ========     =======       ======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  SUBSIDIARY GUARANTORS: (CONTINUED)
                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                   GUARANTOR
                                                  SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                  ------------   --------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES............   $(102,820)    $ 97,050     $ 9,081         $ 3,311
                                                   ---------     --------     -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment....      (1,024)      (1,187)         --          (2,211)
  Proceeds from sales of assets.................          --          243          --             243
  Other assets..................................          --       (1,231)         --          (1,231)
                                                   ---------     --------     -------         -------
    Net cash used in investing activities.......      (1,024)      (2,175)         --          (3,199)
                                                   ---------     --------     -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of other notes payable................          --          (70)         --             (70)
  Net borrowings under revolving credit
    facility....................................          --       (6,270)         --          (6,270)
  Deferred financing costs......................          --           (2)         --              (2)
  Scheduled principal payments on term notes....          --         (500)         --            (500)
  Checks drawn in excess of bank balances.......          --        9,040          --           9,040
                                                   ---------     --------     -------         -------
    Net cash provided by financing activities...          --        2,198          --           2,198
                                                   ---------     --------     -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................    (103,844)      97,073       9,081           2,310
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD........................................     (23,144)      19,956       4,482           1,294
                                                   ---------     --------     -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD........   $(126,988)    $117,029     $13,563         $ 3,604
                                                   =========     ========     =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  DIVESTITURES:

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

9.  SUBSEQUENT EVENTS:

    The Company is currently contemplating an amendment to the Credit Agreement that would permit an accounts receivable securitization, changes in future financial covenants and allow for the potential divestiture of certain assets. The Company expects the amendment to be effective on or about May 17, 2001. However, there can be no assurance the Company will receive the amendment.

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

RESULTS OF OPERATIONS

    The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the first quarter ended March 31, 2001 are not necessarily indicative of results expected for the full year.

    The operations of Ellison are included since their date of acquisition, October 25, 2000. The balance sheet information includes all subsidiaries and divisions as of March 31, 2001 and December 31, 2000.

    NET SALES. Net sales decreased by $21,480 from $133,782 during the first quarter of 2000 to $112,302 during the first quarter of 2001. The decrease during the first quarter was the result of the divestiture of the Company's Wing and the Wood Patio Door operations during the third quarter of 2000. As the operations of these divisions ceased, Wing and Wood's net sales decreased by $43,123 and $2,907, respectively, compared to 2000. The decreases were partially offset by $27,368 in net sales from the acquisition of Ellison during October 2000. The Company also experienced decreases during the first quarter of 2001 from its aluminum window operations as a result of inclement weather. These operations net sales decreased $4,213, or 8.2%, compared to the first quarter of 2000. The decreases experienced during the first quarter were partially offset by increases that included $566, or a 1.9% growth rate, from the Company's vinyl window operations.

    COST OF GOODS SOLD. Cost of goods sold improved from 72.3% of net sales during the first quarter of 2000 to 67.7% of net sales during the first quarter of 2001. The improvement over prior year is partially attributable to the divestitures of Wing and Wood during 2000. During the first quarter of 2000, Wing and Wood had cost of goods sold as a percent of net sales of 82.9% and 82.7%, respectively. Additionally, the vinyl window divisions (excluding the Ellison acquisition in October 2000) had favorable costs of goods sold of 66.2% of net sales during the first quarter of 2001 compared to 66.9% of net sales during the first quarter of 2000. These improvements are the result of material costs, specifically declines related to favorable vinyl resin pricing. These improvements were partially offset by changes at the aluminum divisions. The aluminum divisions had costs of goods sold of 72.3% of net sales during the first quarter of 2000 compared to 74.8% of net sales during the first quarter of 2001. The increase at the aluminum divisions was the result of higher insurance and lease costs at new facilities that were recently sold. The LIFO reserve expense during the first quarter of 2000 was $222 and the LIFO reserve benefit was $152 through the first quarter of 2001. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and, the effects of changes in sales prices, material costs and changes in productivity levels.

    SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses decreased $4,707 from $31,087 (23.2% of net sales during the first quarter of 2000) to $26,380 (23.5% of net sales during the first quarter of 2001). The first quarter of 2000 included $9,440 and $731 from the divested divisions of Wing and Wood, respectively. The first quarter of 2001 included $5,984 from the acquisition of Ellison. If the Wood Divestitures and the Ellison acquisition had both occurred on January 1, 2000, total selling, delivery, general and administrative expenses would have improved from 24.6% of net sales during the first quarter of 2000 to 23.5% of net sales during the first quarter of 2001. More specifically, delivery expense increased from 6.2% of net sales during the first quarter of 2000 to 6.5% of net sales during the first quarter of 2001 primarily due to higher fuel costs, general and administrative expenses improved from 9.8% of net sales during the first quarter of 2000 to 8.0% of net sales during the first quarter of 2001 as the Company continues to gain operating leverage from its sales growth and absorbs its acquisitions without further administrative costs, and selling expenses increased from 8.6% of net sales during the first quarter of 2000 to 8.9% of net sales during the first quarter of 2001, primarily as a result of additional customer rebates and various higher commission rates.

    AMORTIZATION EXPENSE. Amortization expense increased $1,188 from $2,347 during the first quarter of 2000 to $3,535 during the first quarter of 2001. The year to date increase was largely due to the amortization of goodwill recorded in connection with the acquisition of Ellison during October 2000.

    INTEREST EXPENSE. Interest expense increased $1,248 from $8,757 during the first quarter of 2000 to $10,005 during the first quarter of 2001. The increase in interest expense was due primarily to the additional debt of $38,000, under the Credit Facility, in connection with the acquisition of Ellison during October 2000. In addition, the increase in interest expense includes the amortization of additional deferred financing costs. The interest expense was partially offset from gains of $82 for the first quarter ended March 31, 2001 from interest rate collars.

LIQUIDITY AND CAPITAL RESOURCES

    Cash generated from operations and availability under the Company's Revolving Credit Facility are the Company's principal sources of liquidity. During the first quarter of 2001, cash was primarily used for increases in working capital, capital expenditures and debt payments. Net cash provided by operating activities was $1,045 during the first quarter of 2001 compared to $3,311 during the first quarter of 2000. The decrease in cash provided by operating activities is largely due to changes in deferred taxes. Net cash used in investing activities during the first quarter of 2001 was $5,614 compared to $3,199 during the first quarter of 2000. The increase in cash used in investing activities was due primarily to capital expenditures to increase plant capacity and automation. Cash provided by financing activities during the first quarter of 2001 was $3,448 compared to $2,198 during the first quarter of 2000. The increase from prior year was due to additional borrowings on the Company's credit facility.

OTHER CAPITAL RESOURCES

    In connection with the recapitalization, the Company entered into a Credit Agreement providing for a revolving facility in the amount of $30,000, which was increased to $40,000 in June 1999. In connection with the acquisition of Ellison, the Revolving Credit Facility was increased to $47,000, of which $10,000 is available under a letter of credit sub-facility. The revolving facility has a maturity date of June 30, 2004. At March 31, 2001, we had $19,087 of availability under the revolving facility, net of borrowings of $22,500 and outstanding letters of credit totaling $5,413. As of May 15, 2001, the Company had cash of $3,130 and $4,587 of availability under the Revolving Credit Facility, net of borrowings of $37,500 and outstanding letters of credit totaling $4,913.

CAPITAL EXPENDITURES

    The Company had cash capital expenditures of $4,769 during the first quarter of 2001 compared to $2,211 during the quarter of 2000. Capital expenditures during the first quarter of 2001 were largely a result of the Company's continued efforts to increase efficiency through automation at its various divisions as well as to increase plant capacity at the Company's Dallas-based aluminum and vinyl operations. The Company expects capital expenditures, including capitalization of software implementation costs (exclusive of acquisitions) in 2001 to be approximately $15,000, however, actual capital requirements may change, particularly as a result of acquisitions the Company may make.

    The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependant, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

NEW ACCOUNTING PRONOUNCEMENT

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23 and 24. Earlier or retroactive application of this statement is not permitted. Management does not anticipate SFAS No. 140 will have a material effect on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ADOPTION OF SFAS NO. 133

    The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment as of January 1, 2001 of $2.3 million to other comprehensive income. This adjustment represents the current fair-value of hedging instruments related to interest rate swap agreements of $2.6 million with an offset of $.3 million related to the reclassification of deferred gains on previously terminated interest rate swaps. There is no income tax effect considering there is a full valuation allowance against deferred tax assets.

    At March 31, 2001, the fair-value of the hedging instruments is a liability of $5.4 million and is included in other comprehensive income and other long-term liabilities. The Company expects that none of this liability will require adjustment to expense within the next twelve months.

    The Company is exposed to credit-related losses in the event of nonperformance by counterpaties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

    The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of March 31, 2001, the Company had $141.9 million of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of March 31, 2001 is approximately 3 years.

    All derivatives are recognized on the balance sheet at their fair-value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair-value of a derivative that is highly effective as--and that is designated and qualifies as--a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. As of March 31, 2001, all hedges outstanding were highly effective.

    The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to
(1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

    The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair-value or cash flows of a hedge item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

    When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remaining in accumulated other comprehensive income is reclassified into earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair-value on the balance sheet, recognizing changes in the fair-value in current-period earnings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       None

    (b) Reports on Form 8-K

       On January 8, 2001, in accordance with Item 5 of Form 8-K, the Company filed a Report on Form 8-K to announce management changes.

       On January 8, 2001, in accordance with Item 7 of Form 8-K, the Company filed a Report on Form 8-K/A to amend the Company's Report on Form 8-K, dated October 24, 2000 and filed on November 9, 2000, to include the financial statements and pro forma financial information related to the acquisition of VES, Inc., doing business as Ellison Extrusion
       Systems, Inc., and The Ellison Company, Inc.'s Window and Door division.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ATRIUM COMPANIES, INC.
                                                       (Registrant)

Date: May 15, 2001                                     By:               /s/ JEFF L. HULL
                                                            -----------------------------------------
                                                                           Jeff L. Hull
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                              DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Date: May 15, 2001                                     By:               /s/ ERIC W. LONG
                                                            -----------------------------------------
                                                                           Eric W. Long
                                                              CHIEF FINANCIAL OFFICER, TREASURER AND
                                                                SECRETARY (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)