Form 10-Q
period 2001-06-30
ATRIUM COMPANIES INC
filed 2001-08-14
CIK 1029336

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

             For the quarterly period ended June 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ATRIUM COMPANIES, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001
                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I. FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements (Unaudited):

                        Consolidated Balance Sheets as of June 30, 2001 and December
                          31, 2000..................................................       3

                        Consolidated Statements of Operations for the Three Months
                          Ended June 30, 2001 and 2000..............................       4

                        Consolidated Statements of Operations for the Six Months
                          Ended June 30, 2001 and 2000..............................       5

                        Consolidated Statement of Stockholder's Equity for the Six
                          Months Ended June 30, 2001................................       6

                        Consolidated Statements of Cash Flows for the Six Months
                          Ended June 30, 2001 and 2000..............................       7

                        Notes to Consolidated Financial Statements..................    8-22

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................   23-26

Item 3.                 Quantitative and Qualitative Disclosures about Market
                          Risk......................................................   27-28

PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................      29

Items 2, 3, 4 and 5 are not applicable

Item 6.                 Exhibits and Reports on Form 8-K............................      29

Signatures..........................................................................      30

Exhibit Index.......................................................................      29

                             ATRIUM COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................    $  2,437      $  4,646
    Accounts receivable, net................................      64,614        51,239
    Inventories.............................................      46,197        45,955
    Prepaid expenses and other current assets...............       3,243         2,958
    Deferred tax asset......................................       1,083         2,000
                                                                --------      --------
      Total current assets..................................     117,574       106,798

PROPERTY, PLANT AND EQUIPMENT, net..........................      58,550        54,640
GOODWILL, net...............................................     350,847       356,674
DEFERRED FINANCING COSTS, net...............................      15,666        16,644
OTHER ASSETS................................................       8,657         7,579
                                                                --------      --------
      Total assets..........................................    $551,294      $542,335
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current portion of notes payable........................    $  6,072      $  6,211
    Accounts payable........................................      38,113        28,482
    Accrued liabilities.....................................      27,626        33,104
                                                                --------      --------
      Total current liabilities.............................      71,811        67,797
                                                                --------      --------

LONG-TERM LIABILITIES:
    Notes payable...........................................     347,734       349,137
    Deferred tax liability..................................       1,083         2,000
    Other long-term liabilities.............................         985         1,325
    Swaps contract liability................................       5,425            --
                                                                --------      --------
      Total long-term liabilities...........................     355,227       352,462
                                                                --------      --------
      Total liabilities.....................................     427,038       420,259
                                                                --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
    Common stock $.01 par value, 3,000 shares authorized,
      100 shares issued and outstanding.....................          --            --
    Paid-in capital.........................................     204,909       196,004
    Retained earnings (accumulated deficit).................     (75,392)      (73,928)
    Accumulated other comprehensive income (loss)...........      (5,261)           --
                                                                --------      --------
      Total stockholder's equity............................     124,256       122,076
                                                                --------      --------
        Total liabilities and stockholder's equity..........    $551,294      $542,335
                                                                ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
NET SALES...................................................  $143,810   $136,291
COST OF GOODS SOLD..........................................    97,726    103,472
                                                              --------   --------
    Gross profit............................................    46,084     32,819
                                                              --------   --------

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation and amortization expense)...    29,459     32,697
Stock compensation expense..................................       568         --
Amortization expense........................................     3,598      2,262
                                                              --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......    33,625     34,959
Special charges.............................................       139     25,584
                                                              --------   --------
                                                                33,764     60,543
                                                              --------   --------
    Income (loss) from operations...........................    12,320    (27,724)

INTEREST EXPENSE............................................     9,503      8,972
OTHER INCOME (EXPENSE), net.................................       (78)       601
                                                              --------   --------

    Income (loss) before income taxes.......................     2,739    (36,095)
PROVISION (BENEFIT) FOR INCOME TAXES........................       296     (7,214)
                                                              --------   --------

NET INCOME (LOSS)...........................................  $  2,443   $(28,881)
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
NET SALES...................................................  $256,112   $270,074
COST OF GOODS SOLD..........................................   173,800    200,177
                                                              --------   --------
      Gross profit..........................................    82,312     69,897
                                                              --------   --------

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation and amortization expense)...    55,839     63,785
Stock compensation expense..................................       713         --
Amortization expense........................................     7,133      4,609
                                                              --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......    63,685     68,394
Special charges.............................................       139     25,584
                                                              --------   --------
                                                                63,824     93,978
                                                              --------   --------
      Income (loss) from operations.........................    18,488    (24,081)

INTEREST EXPENSE............................................    19,508     17,729
OTHER INCOME, net...........................................        66        833
                                                              --------   --------

      Income (loss) before income taxes.....................      (954)   (40,977)

PROVISION (BENEFIT) FOR INCOME TAXES........................       510     (8,481)
                                                              --------   --------

NET INCOME (LOSS)...........................................  $ (1,464)  $(32,496)
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED STATEMENT OF
                              STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 RETAINED      ACCUMULATED
                                                COMMON STOCK                     EARNINGS         OTHER           TOTAL
                                            ---------------------   PAID-IN    (ACCUMULATED   COMPREHENSIVE   STOCKHOLDER'S
                                             SHARES      AMOUNT     CAPITAL      DEFICIT)     INCOME (LOSS)      EQUITY
                                            --------   ----------   --------   ------------   -------------   -------------
Balance, December 31, 2000................    100      $      --    $196,004     $(73,928)       $    --         $122,076
                                              ---      ----------   --------     --------        -------         --------
  Comprehensive income (loss):
    Net loss..............................     --             --          --       (1,464)            --           (1,464)
    Cumulative effect of change in
      accounting principle, net of tax of
      $0 (adoption of SFAS 133--see note
      2)..................................     --             --          --           --         (2,319)          (2,319)
    Net fair market value adjustment of
      derivative instruments, net of tax
      of $0...............................     --             --          --           --         (2,778)          (2,778)
    Accretion of deferred gain on
      terminated interest rate collars....     --             --          --           --           (164)            (164)
                                              ---      ----------   --------     --------        -------         --------
    Comprehensive income (loss)...........     --             --          --       (1,464)        (5,261)          (6,725)
  Net contribution from Atrium
  Corporation.............................     --             --       8,930           --             --            8,930
  Stock option compensation...............     --             --         (25)          --             --              (25)
                                              ---      ----------   --------     --------        -------         --------
Balance, June 30, 2001....................    100      $      --    $204,909     $(75,392)       $(5,261)        $124,256
                                              ===      ==========   ========     ========        =======         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (1,464)  $(32,496)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization...........................    11,861      7,806
    Amortization of deferred financing costs................     1,274      1,125
    Accretion of discount...................................        89         81
    Accretion of gain from interest rate collars............      (164)      (164)
    Amortization of gain from sale/leaseback of building....        (3)        --
    Gain on sales of assets.................................       (11)      (251)
    Gain on sale of equity securities.......................        --       (507)
    Write-down of assets....................................        --     33,522
    Stock compensation expense..............................       (25)        --
    Provision for bad debts.................................       444        439
    Deferred tax provision (benefit)........................        --     (9,214)
    Changes in assets and liabilities:
      Accounts receivable...................................   (13,818)    (3,421)
      Inventories...........................................      (241)   (12,142)
      Prepaid expenses and other current assets.............      (336)     4,135
      Accounts payable......................................     5,483      6,316
      Accrued liabilities...................................    (5,488)    (4,457)
                                                              --------   --------
        Net cash used in operating activities...............    (2,399)    (9,228)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (8,669)    (4,318)
  Proceeds from sales of assets.............................        42      1,876
  Proceeds from sale of equity securities...................        --        620
  Increase in other assets..................................    (2,384)    (2,558)
                                                              --------   --------
        Net cash used in investing activities...............   (11,011)    (4,380)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility............     1,500     10,230
  Scheduled principal payments on term loans................    (2,980)    (1,000)
  Contribution from Atrium Corporation, net.................     8,930        327
  Payments of other notes payable...........................      (152)      (161)
  Increase in checks drawn in excess of book balances.......     4,149      6,609
  Capitalized deferred financing costs......................      (246)      (428)
                                                              --------   --------
        Net cash provided by financing activities...........    11,201     15,577
                                                              --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (2,209)     1,969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     4,646      1,294
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  2,437   $  3,263
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

    The unaudited consolidated financial statements of Atrium Companies, Inc. (the "Company") for the three months and six months ended June 30, 2001 and 2000, and financial position as of June 30, 2001 and December 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NEW ACCOUNTING PRONOUNCEMENT

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23 and 24. Earlier or retroactive application of this statement is not permitted. The Company will comply with the provisions of SFAS No. 140 in the third quarter upon consummation of the asset securitization transaction discussed in Note 8.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard SFAS No. 141, "Business Combination," and SFAS
No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    The Company is currently assessing the impact of SFAS No. 141 and No. 142 and has not yet determined the effects these statements will have on its consolidated financial position or results of operations.

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

    The following unaudited pro forma information presents consolidated operating results as though the acquisition of Ellison and the divestitures of the Wing and Wood divisions had occurred at the beginning of the periods presented. For the three and six month periods ended June 30, 2001, there is no difference between the actual and pro forma information because the acquisitions have been included in operations for the full period and the divestitures have been excluded from operations for the full period.

                                                               SIX MONTHS          SIX MONTHS
                                                                  ENDED              ENDED
                                                              JUNE 30, 2001      JUNE 30, 2000
                                                              -------------   --------------------
                                                                 ACTUAL        ACTUAL    PRO FORMA
                                                              -------------   --------   ---------
NET SALES...................................................    $256,112      $270,074   $240,797
COST OF GOODS SOLD..........................................     173,800       200,177    158,243
                                                                --------      --------   --------
    Gross profit............................................      82,312        69,897     82,554
                                                                --------      --------   --------
OPERATING EXPENSES:
Selling, delivery, general and administrative Expenses
  (excluding stock compensation and amortization expense)...      55,839        63,785     54,364
Stock compensation expense..................................         713            --         --
Amortization expense........................................       7,133         4,609      7,133
                                                                --------      --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......      63,685        68,394     61,497
Special charges.............................................         139        25,584         --
                                                                --------      --------   --------
                                                                  63,824        93,978     61,497
                                                                --------      --------   --------
    Income (loss) from operations...........................      18,488       (24,081)    21,057
INTEREST EXPENSE............................................      19,508        17,729     19,508
OTHER INCOME, net...........................................          66           833        678
                                                                --------      --------   --------
    Income (loss) before income taxes.......................        (954)      (40,977)     2,227
PROVISION (BENEFIT) FOR INCOME TAXES........................         510        (8,481)    (7,203)
                                                                --------      --------   --------
NET INCOME (LOSS)...........................................    $ (1,464)     $(32,496)  $  9,430
                                                                ========      ========   ========
Other Information:
Depreciation expense........................................    $  4,728      $  3,197   $  3,821
                                                                ========      ========   ========
Ellison corporate service charge............................    $     --      $     --   $    875
                                                                ========      ========   ========

                                                                  THREE
                                                                  MONTHS           THREE MONTHS
                                                                  ENDED               ENDED
                                                              JUNE 30, 2001       JUNE 30, 2000
                                                              --------------   --------------------
                                                                  ACTUAL        ACTUAL    PRO FORMA
                                                              --------------   --------   ---------
NET SALES...................................................     $143,810      $136,291   $131,051
COST OF GOODS SOLD..........................................       97,726       103,472     84,820
                                                                 --------      --------   --------
    Gross profit............................................       46,084        32,819     46,231
                                                                 --------      --------   --------
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation and amortization expense)...       29,459        32,697     27,322
Stock compensation expense..................................          568            --         --
Amortization expense........................................        3,598         2,262      3,598
                                                                 --------      --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......       33,625        34,959     30,920
Special charges.............................................          139        25,584         --
                                                                 --------      --------   --------
                                                                   33,764        60,543     30,920
                                                                 --------      --------   --------
    Income from operations..................................       12,320       (27,724)    15,311
INTEREST EXPENSE............................................        9,503         8,972      9,503
OTHER INCOME, net...........................................          (78)          601        496
                                                                 --------      --------   --------
    Income (loss) before income taxes.......................        2,739       (36,095)     6,304
PROVISION (BENEFIT) FOR INCOME TAXES........................          296        (7,214)    (5,850)
                                                                 --------      --------   --------
NET INCOME (LOSS)...........................................     $  2,443      $(28,881)  $ 12,154
                                                                 ========      ========   ========
Other Information:
Depreciation expense........................................     $  2,476      $  1,611   $  1,932
                                                                 ========      ========   ========
Ellison corporate service charge............................     $     --      $     --   $    536
                                                                 ========      ========   ========

2. ADOPTION OF SFAS NO. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES:

    The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment as of January 1, 2001 of $2,319 to other comprehensive income. This adjustment represents the current fair-value of hedging instruments related to interest rate swap agreements of $2,646 with an offset of $327 related to the reclassification of deferred gains on previously terminated interest rate collars. There is no income tax effect considering there is a full valuation allowance against deferred tax assets.

    At June 30, 2001, the fair-value of the hedging instruments is a liability of $5,425 and is included in other comprehensive income and long-term liabilities.

    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

    The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of June 30, 2001, the Company had $141,900 of notional amount in outstanding interest rate swaps with

2. ADOPTION OF SFAS NO. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: (CONTINUED)
third parties. The maximum length of the interest rate swaps currently in place as of June 30, 2001 is approximately 2 1/2 years.

    All derivatives are recognized on the balance sheet at their fair-value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair-value of a derivative that is highly effective as--and that is designated and qualifies as--a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. As of June 30, 2001, all hedges outstanding were highly effective.

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

3. INVENTORIES:

    Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

                                                         JUNE 30,   DECEMBER 31,
                                                           2001         2000
                                                         --------   ------------
Raw materials..........................................  $32,170       $31,785
Work-in-process........................................    1,233           671
Finished goods.........................................   13,336        14,312
                                                         -------       -------
                                                          46,739        46,768
LIFO reserve...........................................     (542)         (813)
                                                         -------       -------
                                                         $46,197       $45,955
                                                         =======       =======

4. NOTES PAYABLE:

    Notes payable consisted of the following:

                                                        JUNE 30,   DECEMBER 31,
                                                          2001         2000
                                                        --------   ------------
Revolving credit facility.............................  $ 20,500     $ 19,000
Term loan A...........................................    11,210       13,070
Term loan B...........................................    69,160       69,720
Term loan C...........................................    80,090       80,650
Senior subordinated notes.............................   175,000      175,000
Other.................................................       127          279
                                                        --------     --------
                                                         356,087      357,719

Less:
Unamortized debt discount.............................    (2,281)      (2,371)
Current portion of notes payable......................    (6,072)      (6,211)
                                                        --------     --------
  Long-term debt......................................  $347,734     $349,137
                                                        ========     ========

    The Credit Agreement requires the Company to meet certain financial tests pertaining to, interest coverage, fixed charge coverage and leverage. On
May 15, 2001 and July 20, 2001, the Company amended its Credit Agreement with Amendments No. 1 and No. 2 (collectively "the Amendments"). The Amendments allow for certain changes to the Company's financial covenants and permit the Company to enter into certain transactions including an accounts receivable securitization and the sale of specific assets. As of June 30, 2001, the Company was in compliance with all related covenants.

5. CONTINGENCIES:

    The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

    In 1995, various Dallas-based factory employees became members of the Amalgamated Clothing and Textile Workers Union. On May 25, 2001, the Company entered into a collective bargaining agreement which expires in May 2004. In addition, in connection with its Woodville, Texas operations, the Company is party to a collective bargaining arrangement due to expire in September 2001. The Company expects to renew this arrangement for a period of three years on similar terms.

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

6. SUBSIDIARY GUARANTORS:

    The term Wing collectively refers to Wing Industries and its direct parent, Wing Industries Holdings, Inc. The term Darby collectively refers to R.G. Darby Company, R.G. Darby Company-South, Total Trim, Inc. and Total Trim-South. The term Heat refers to Heat, Inc., H.I.G. Vinyl, Inc., Thermal Industries, Inc. and Best Built, Inc.

    In connection with the Company's Senior Subordinated Notes due 2009, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the "Subsidiary Guarantees") on a senior subordinated basis by its wholly-owned subsidiaries: ADW-Northeast, ADW-Arizona, ADW-West Coast, ADW-New England, ADW-New York, Heat, Champagne, Wing, Darby and VES, Inc, (doing business as Ellison Extrusion Systems, Inc.). The Company has no non-guarantor direct or indirect subsidiaries. The operations related to ADW-Northeast, ADW-Arizona, ADW-West Coast, ADW-New England, ADW-New York, Heat, Champagne, Wing and Darby are presented for all periods covered. The operations of Ellison Extrusion Systems, Inc. are included since their date of acquisition on October 25, 2000. The balance sheet information includes all subsidiaries as of December 31, 2000 and June 30, 2001. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than subject to subordination to senior indebtedness.

    The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001
                  (dollars in thousands, except share amounts)

                                                   GUARANTOR
                                                  SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                  ------------   --------   ------------   ------------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................    $(33,071)    $ 23,930     $11,578        $  2,437
  Accounts receivable, net......................      22,502       42,112          --          64,614
  Inventories...................................      19,303       27,595        (701)         46,197
  Prepaid expenses and other current assets.....       1,371        1,516         356           3,243
  Deferred tax asset............................          --        1,083          --           1,083
                                                    --------     --------     -------        --------
  Total current assets..........................      10,105       96,236      11,233         117,574
PROPERTY, PLANT AND EQUIPMENT, net..............      23,167       35,386          (3)         58,550
GOODWILL, net...................................     170,429      180,418          --         350,847
DEFERRED FINANCING COSTS, net...................          --       15,666          --          15,666
OTHER ASSETS, net...............................       1,311        7,346          --           8,657
                                                    --------     --------     -------        --------
  Total assets..................................    $205,012     $335,052     $11,230        $551,294
                                                    ========     ========     =======        ========

                                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable..............    $  2,562     $  3,510     $    --        $  6,072
  Accounts payable..............................       8,801       17,734      11,578          38,113
  Accrued liabilities...........................      10,139       17,131         356          27,626
                                                    --------     --------     -------        --------
  Total current liabilities.....................      21,502       38,375      11,934          71,811
                                                    --------     --------     -------        --------
LONG-TERM LIABILITIES:
  Notes payable.................................     146,744      200,990          --         347,734
  Deferred tax liability........................          --        1,083          --           1,083
  Other long-term liabilities...................          --          985          --             985
  Swaps contract liability......................          --        5,425          --           5,425
                                                    --------     --------     -------        --------
  Total long-term liabilities...................     146,744      208,483          --         355,227
                                                    --------     --------     -------        --------
  Total liabilities.............................     168,246      246,858      11,934         427,038
                                                    --------     --------     -------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock..................................          --           --          --              --
  Paid-in capital...............................      36,014      168,895          --         204,909
  Retained earnings (accumulated deficit).......         752      (75,440)       (704)        (75,392)
  Accumulated other comprehensive loss..........          --       (5,261)         --          (5,261)
                                                    --------     --------     -------        --------
  Total stockholder's equity....................      36,766       88,194        (704)        124,256
                                                    --------     --------     -------        --------
    Total liabilities and stockholder's
    equity......................................    $205,012     $335,052     $11,230        $551,294
                                                    ========     ========     =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000
                  (dollars in thousands, except share amounts)

                                                   GUARANTOR
                                                  SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                  ------------   --------   ------------   ------------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................    $(34,019)    $ 31,236     $ 7,429        $  4,646
  Accounts receivable, net......................      21,652       29,587          --          51,239
  Inventories...................................      19,401       27,570      (1,016)         45,955
  Prepaid expenses and other current assets.....       1,611        1,347          --           2,928
  Deferred tax asset............................          --        2,000          --           2,000
                                                    --------     --------     -------        --------
  Total current assets..........................       8,645       91,740       6,413         106,798
PROPERTY, PLANT AND EQUIPMENT, net..............      23,983       30,660          (3)         54,640
GOODWILL, net...................................     173,198      183,476          --         356,674
DEFERRED FINANCING COSTS, net...................          --       16,644          --          16,644
OTHER ASSETS, net...............................       1,484        6,095          --           7,579
                                                    --------     --------     -------        --------
  Total assets..................................    $207,310     $328,615     $ 6,410        $542,335
                                                    ========     ========     =======        ========

                                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable..............    $  2,621     $  3,590     $    --        $  6,211
  Accounts payable..............................       6,714       14,339       7,429          28,482
  Accrued liabilities...........................      12,601       20,503          --          33,104
                                                    --------     --------     -------        --------
  Total current liabilities.....................      21,936       38,432       7,429          67,797
                                                    --------     --------     -------        --------
LONG-TERM LIABILITIES:
  Notes payable.................................     147,308      201,829          --         349,137
  Deferred tax liability........................          --        2,000          --           2,000
  Other long-term liabilities...................          --        1,325          --           1,325
                                                    --------     --------     -------        --------
  Total long-term liabilities...................     147,308      205,154          --         352,462
                                                    --------     --------     -------        --------
  Total liabilities.............................     169,244      243,586       7,429         420,259
                                                    --------     --------     -------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock..................................          --           --          --              --
  Paid-in capital...............................      36,013      159,991          --         196,004
  Retained earnings (accumulated deficit).......       2,053      (74,962)     (1,019)        (73,928)
                                                    --------     --------     -------        --------
  Total stockholder's equity....................      38,066       85,029      (1,019)        122,076
                                                    --------     --------     -------        --------
    Total liabilities and stockholder's
    equity......................................    $207,310     $328,615     $ 6,410        $542,335
                                                    ========     ========     =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                             (dollars in thousands)

                                                    GUARANTOR
                                                   SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                   ------------   --------   ------------   ------------
NET SALES........................................    $54,810      $97,840      $(8,840)       $143,810

COST OF GOODS SOLD...............................     34,452       72,114       (8,840)         97,726
                                                     -------      -------      -------        --------

Gross profit.....................................     20,358       25,726           --          46,084
                                                     -------      -------      -------        --------

OPERATING EXPENSES:

Selling, delivery, general and administrative
  expenses (excluding stock compensation and
  amortization expense)..........................     13,051       16,408           --          29,459

  Stock compensation expense.....................         --          568           --             568

  Amortization expense...........................      1,669        1,929           --           3,598
                                                     -------      -------      -------        --------

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES.......................................     14,720       18,905           --          33,625

  Special charges................................         --          139           --             139
                                                     -------      -------      -------        --------

                                                      14,720       19,044           --          33,764
                                                     -------      -------      -------        --------

    Income from operations.......................      5,638        6,682           --          12,320

INTEREST EXPENSE.................................      3,932        5,571           --           9,503

OTHER INCOME, net................................         20          (98)          --             (78)
                                                     -------      -------      -------        --------

Income (loss) before income taxes and
  extraordinary charge...........................      1,726        1,013           --           2,739

PROVISION (BENEFIT) FOR INCOME TAXES.............        556         (260)          --             296
                                                     -------      -------      -------        --------

NET INCOME (LOSS)................................    $ 1,170      $ 1,273      $    --        $  2,443
                                                     =======      =======      =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (dollars in thousands)

                                                   GUARANTOR
                                                  SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                  ------------   --------   ------------   ------------
NET SALES.......................................    $99,047      $172,684     $(15,619)      $256,112

COST OF GOODS SOLD..............................     63,584       126,203      (15,987)       173,800
                                                    -------      --------     --------       --------

Gross profit....................................     35,463        46,481          368         82,312
                                                    -------      --------     --------       --------

OPERATING EXPENSES:

Selling, delivery, general and administrative
  expenses (excluding stock compensation and
  amortization expense).........................     25,118        30,801          (80)        55,839

  Stock compensation expense....................         --           713           --            713

  Amortization expense..........................      3,318         3,815           --          7,133
                                                    -------      --------     --------       --------

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES......................................     28,436        35,329          (80)        63,685

  Special charges...............................         --           139           --            139
                                                    -------      --------     --------       --------

                                                     28,436        35,468          (80)        63,824
                                                    -------      --------     --------       --------

    Income from operations......................      7,027        11,013          448         18,488

INTEREST EXPENSE................................      8,232        11,276           --         19,508

OTHER INCOME, net...............................         36           163         (133)            66
                                                    -------      --------     --------       --------

Income (loss) before income taxes and
  extraordinary charge..........................     (1,169)         (100)         315           (954)

PROVISION (BENEFIT) FOR INCOME TAXES............        180           330           --            510
                                                    -------      --------     --------       --------

NET INCOME (LOSS)...............................    $(1,349)     $   (430)    $    315       $ (1,464)
                                                    =======      ========     ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                             (dollars in thousands)

                                                    GUARANTOR
                                                   SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                   ------------   --------   ------------   ------------
NET SALES........................................    $ 86,498     $60,116      $(10,323)      $136,291

COST OF GOODS SOLD...............................      68,256      45,594       (10,378)       103,472
                                                     --------     -------      --------       --------

Gross profit.....................................      18,242      14,522            55         32,819
                                                     --------     -------      --------       --------

OPERATING EXPENSES:

Selling, delivery, general and administrative
  expenses (excluding amortization expense)......      23,664       9,113           (80)        32,697

  Amortization expense...........................       1,257       1,005            --          2,262
                                                     --------     -------      --------       --------

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES.......................................      24,921      10,118           (80)        34,959

  Special charges................................      24,320       1,264            --         25,584
                                                     --------     -------      --------       --------

                                                       49,241      11,382           (80)        60,543
                                                     --------     -------      --------       --------

    Income (loss) from operations................     (30,999)      3,140           135        (27,724)

INTEREST EXPENSE.................................       5,694       3,278            --          8,972

OTHER INCOME, net................................         120         616          (135)           601
                                                     --------     -------      --------       --------

Income (loss) before income taxes and
  extraordinary charge...........................     (36,573)        478            --        (36,095)

PROVISION (BENEFIT) FOR INCOME TAXES.............      (7,592)        378            --         (7,214)
                                                     --------     -------      --------       --------

NET INCOME (LOSS)................................    $(28,981)    $   100      $     --       $(28,881)
                                                     ========     =======      ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (dollars in thousands)

                                                   GUARANTOR
                                                  SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                  ------------   --------   ------------   ------------
NET SALES.......................................    $174,335     $116,019     $(20,280)      $270,074

COST OF GOODS SOLD..............................     135,370       85,195      (20,388)       200,177
                                                    --------     --------     --------       --------

Gross profit....................................      38,965       30,824          108         69,897
                                                    --------     --------     --------       --------

OPERATING EXPENSES:

Selling, delivery, general and administrative
  expenses (excluding amortization expense).....      45,268       18,677         (160)        63,785

  Amortization expense..........................       2,579        2,030           --          4,609
                                                    --------     --------     --------       --------

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES......................................      47,847       20,707         (160)        68,394

  Special charges...............................      24,320        1,264           --         25,584
                                                    --------     --------     --------       --------

                                                      72,167       21,971         (160)        93,978
                                                    --------     --------     --------       --------

Income (loss) from operations...................     (33,202)       8,853          268        (24,081)

INTEREST EXPENSE................................      11,444        6,285           --         17,729

OTHER INCOME, net...............................         145          956         (268)           833
                                                    --------     --------     --------       --------

Income (loss) before income taxes and
  extraordinary charge..........................     (44,501)       3,524           --        (40,977)

PROVISION (BENEFIT) FOR INCOME TAXES............      (9,648)       1,167           --         (8,481)
                                                    --------     --------     --------       --------

NET INCOME (LOSS)...............................    $(34,853)    $  2,357     $     --       $(32,496)
                                                    ========     ========     ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)

                                                    GUARANTOR
                                                   SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                   ------------   --------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES.............    $  2,460     $(9,008)     $ 4,149        $ (2,399)
                                                     --------     -------      -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.....      (1,512)     (7,157)          --          (8,669)
  Proceeds from sales of assets..................          --          42           --              42
  Other assets...................................          --      (2,384)          --          (2,384)
                                                     --------     -------      -------        --------
    Net cash used in investing activities........      (1,512)     (9,499)          --         (11,011)
                                                     --------     -------      -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit
  facility.......................................          --       1,500           --           1,500
  Scheduled principal payments on term notes.....          --      (2,980)          --          (2,980)
  Contributions from Atrium Corp, net............          --       8,930           --           8,930
  Payment of other notes payable.................          --        (152)          --            (152)
  Checks drawn in excess of book balances........          --       4,149           --           4,149
  Capitalized deferred financing costs...........          --        (246)          --            (246)
                                                     --------     -------      -------        --------
    Net cash provided by financing activities....          --      11,201           --          11,201
                                                     --------     -------      -------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................         948      (7,306)       4,149          (2,209)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...     (34,019)     31,236        7,429           4,646
                                                     --------     -------      -------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........    $(33,071)    $23,930      $11,578        $  2,437
                                                     ========     =======      =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                    GUARANTOR
                                                   SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                   ------------   --------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES.............    $(22,497)    $ 6,695      $ 6,574         $(9,228)
                                                     --------     -------      -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.....      (1,795)     (2,523)          --          (4,318)
  Proceeds from sales of assets..................          --       1,876           --           1,876
  Proceeds from sale of equity securities........          --         620           --             620
  Other assets...................................          --      (2,558)          --          (2,558)
                                                     --------     -------      -------         -------
    Net cash used in investing activities........      (1,795)     (2,585)          --          (4,380)
                                                     --------     -------      -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of other notes payable.................          --        (161)          --            (161)
  Net borrowings under revolving credit
  facility.......................................          --      10,230           --          10,230
  Scheduled principal payments on term notes.....          --      (1,000)          --          (1,000)
  Contributions from Atrium Corp, net............          --         327           --             327
  Capitalized deferred financing costs...........          --        (428)          --            (428)
  Checks drawn in excess of bank balances........          --       6,609           --           6,609
                                                     --------     -------      -------         -------
    Net cash provided by financing activities....          --      15,577           --          15,577
                                                     --------     -------      -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................     (24,292)     19,687        6,574           1,969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...     (23,144)     19,956        4,482           1,294
                                                     --------     -------      -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........    $(47,436)    $39,643      $11,056         $ 3,263
                                                     ========     =======      =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

7. CONTRIBUTION FROM ATRIUM CORPORATION:

    During May of 2001, the Company received a capital contribution of $10,050 from Atrium Corporation, which represented the proceeds from the issuance of common stock. This amount was contributed to the Company net of transaction expenses of $1,120 incurred in connection with the registration of the Atrium Corporation Senior Pay-In-Kind Notes.

8. SUBSEQUENT EVENT:

    On July 31, 2001, the Company and certain of its subsidiaries ("the Originators") entered into an agreement whereby each Originator agreed to sell on a non-recourse basis, and on an ongoing basis, a pool of receivables comprising their entire trade receivable portfolio to a wholly owned bankruptcy-remote special purpose funding subsidiary ("Atrium Funding Corporation" or "AFC") of the Company. AFC is a distinct legal entity that engages in no trade or business in order to make remote the possibility that it would enter bankruptcy or other receivership and is consolidated for financial purposes. On July 31, 2001, AFC entered into an agreement with Fairway Finance Corp. ("the Securitization Company"), agented by BMO Nesbitt Burns, whereby AFC sold a pro rata share of the trade receivable portfolio to the Securitization Company for aggregate payments of up to $50,000. The receivables sold to the Securitization Company are thus not reflected in the Company's consolidated balance sheet. The Securitization Company is free to pledge or exchange its interest. Any receivables not sold to the Securitization Company constitute the retained interest in the receivables portfolio of AFC. On August 3, 2001, AFC sold a pro rata share of the trade receivable portfolio for $33,000, leaving a retained interest of $28,055. The amount the Company received from the sale was net of transaction fees, which included placement fees and professional fees of approximately $800.

    The Company retains the servicing responsibilities for which it receives an annual servicing fee of .5% of the securitized accounts receivables. The Company recognizes no servicing asset or liability because the servicing fee represents adequate compensation for the services performed.

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

RESULTS OF OPERATIONS

    The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the second quarter ended and the first six months ended June 30, 2001 are not necessarily indicative of results expected for the full year.

    The operations of Ellison are included since their date of acquisition, October 25, 2000, and the Wing and Wood divestitures are excluded since their dispositions on August 25, 2000 and August 30, 2000, respectively. The balance sheet information includes all subsidiaries and divisions as of June 30, 2001 and December 31, 2000.

    NET SALES. Net sales increased by $7,519 from $136,291 during the second quarter of 2000 to $143,810 during the second quarter of 2001 and decreased $13,962 from $270,074 during the first six months of 2000 to $256,112 during the first six months of 2001. The increase during the second quarter was primarily the result of the $38,013 in net sales from the acquisition of Ellison during October 2000. The Company also experienced increases during the second quarter from its aluminum and vinyl window operations (excluding the Ellison acquisition in October 2000) of $1,336 and $3,045, respectively. The increases were offset by $36,221 in net sales from the divestiture of the Company's Wing and Wood operations during the third quarter of 2000. The decrease during the first six months of 2001 was primarily the result of the loss of $82,251 in net sales from the divestiture of the Company's Wing and Wood operations. The Company also experienced decreases during the first six months of 2001 from its aluminum window operations as a result of inclement weather in the first quarter. These operations net sales decreased $2,857, or 2.7%, compared to the first six months of 2000. The decreases were offset by $65,381 in net sales from the acquisition of Ellison. The Company also experienced increases during the first six months of 2001 from its vinyl window operations (excluding the Ellison acquisition in October 2000) of $3,611, or 5.3%, compared to the first six months of 2000.

    COST OF GOODS SOLD. Cost of goods sold improved from 75.9% of net sales during the second quarter of 2000 to 68.0% of net sales during the second quarter of 2001 and from 74.1% of net sales during the first six months of 2000 to 67.9% of net sales during the first six months of 2001. The improvement over prior year is primarily attributable to the divestitures of Wing and Wood during 2000. During the second quarter of 2000, Wing and Wood had a cost of goods sold as a percent of net sales of 101.5% and 166.6%, respectively. During the first six months of 2000, Wing and Wood had a cost of goods sold as a percent of net sales of 91.0% and 126.8%, respectively. These improvements were partially offset by increases at the aluminum and vinyl divisions (excluding the Ellison acquisition in October 2000). The aluminum division's cost of goods sold increased from 72.2% of net sales during the second quarter of 2000 to 77.1% of net sales during the second quarter of 2001 and from 72.2% of net sales during the first six months of 2000 to 76.1% of net sales during the first six months of 2001. The vinyl divisions cost of goods sold increased from 61.1% of net sales during the second quarter of 2000 to 62.5% of net sales during the second quarter of 2001 and from 63.6% of net sales during the first six months of 2000 to 64.0% of net sales during the first six months of 2001. These increases were due to a number of factors including energy surcharges on materials, higher insurance costs related to the workers' compensation, moving expenses associated with plant consolidations, and lease costs at new facilities. The LIFO reserve expense during the second quarter of 2000 was $371 and the LIFO reserve benefit was $118 during the second quarter of 2001. The LIFO reserve expense during the first six months of 2000 was $593 and the LIFO reserve benefit was $271 during the first six months of 2001. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and, the effects of changes in sales prices, material costs and changes in productivity levels.

    SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses decreased $3,238 from $32,697 (24.0% of net sales during the second quarter of 2000) to $29,459 (20.5% of net sales during the second quarter of 2001) and decreased $7,946 from $63,785 (23.6% of net sales during the first six months of 2000) to $55,839 (21.8% of net sales during the first six months of 2001). The second quarter of 2000 included $11,222 and $932 from the divested divisions of Wing and Wood, respectively. The second quarter of 2001 included $6,868 from the acquisition of Ellison. The first six months of 2000 included $20,662 and $1,663 from the divested divisions of Wing and Wood, respectively. The first six months of 2001 included $12,852 from the acquisition of Ellison. If the Wing and Wood divestitures and the Ellison acquisition had both occurred on January 1, 2000, total selling, delivery, general and administrative expenses would have improved from 20.9% of net sales during the second quarter of 2000 to 20.4% of net sales during the second quarter of 2001 and improved from 22.6% of net sales during the first six months of 2000 to 21.7% of net sales during the first six months of 2001. If the Wing and Wood divestitures and the Ellison acquisition had both occurred on January 1, 2000, delivery expense would have remained the same at 6.0% for both the first six months of 2000 and 2001 while improving from 5.8% during the second quarter of 2000 to 5.6% during the second quarter of 2001. General and administrative expenses improved from 7.1% during the second quarter of 2000 to 6.9% of net sales during the second quarter of 2001 and improved from 8.3% of net sales during the first six months of 2000 to 7.4% of net sales during the first six months of 2001. The company continues to gain operating leverage from its sales growth and absorbs its acquisitions without further administrative costs. Selling expenses remained flat at 7.9% for the second quarter and 8.3% for the six months, primarily as a result of the variable nature of commissions.

    AMORTIZATION EXPENSE. Amortization expense increased $1,336 from $2,262 during the second quarter of 2000 to $3,598 during the second quarter of 2001 and increased $2,524 from $4,609 during the first six months of 2000 to $7,133 during the first six months of 2001. The increase was largely due to the increased amortization of goodwill recorded in connection with the acquisition of Ellison during October 2000.

    SPECIAL CHARGES. During the second quarter of 2001, the Company recorded a one time charge of $139 relating to non-capitalizable legal fees incurred to amend the Credit Facility. During the second quarter of 2000, the Company recorded a one time charge of $25,584, of which $24,320 related to the write-off of certain intangible assets and the write-down of certain assets related to sale of Wing and $1,264 related to the write-down of certain assets at the Wood.

    INTEREST EXPENSE. Interest expense increased $531 from $8,972 during the second quarter of 2000 to $9,503 during the second quarter of 2001 and increased $1,779 from $17,729 during the first six months of 2000 to $19,508 during the first six months of 2001. The increase in interest expense was due primarily to the additional debt of $38,000, under the Credit Facility, in connection with the acquisition of Ellison during October 2000. In addition, the increase in interest expense includes the amortization of additional deferred financing costs. The interest expense was partially offset from gains and distributions of $190 during the second quarter of 2001 and $319 during the first six months of 2001 from interest rate collars.

LIQUIDITY AND CAPITAL RESOURCES

    Cash generated from operations and availability under the Company's Revolving Credit Facility are the Company's principal sources of liquidity. During the first six months of 2001, cash was primarily used for increases in working capital, capital expenditures and debt payments. Net cash used in operating activities was $2,399 during the first six months of 2001 ($3,444 during the second quarter of 2001) compared to $9,228 during the first six months of 2000 ($12,599 during the second quarter of 2000). The decrease in cash used in operating activities is largely due to a reduction in investments in inventory. Net cash used in investing activities during the first six months of 2001 was $11,011 (5,397 during the second quarter of 2001) compared to $4,380 during the first six months of 2000 ($1,181 during the second quarter of 2000). The increase in cash used in investing activities was due primarily to capital expenditures to increase plant capacity and automation. Cash provided by financing activities during the first six months of 2001 was $11,201 ($7,753 during the second quarter of 2001) compared to $15,577 during the first six months of 2000 ($13,379 during the second quarter of 2000). The decrease from prior year was due to lower borrowings on the Company's credit facility, offset by additional equity contributed to the Company.

OTHER CAPITAL RESOURCES

    In connection with the recapitalization, the Company entered into a Credit Agreement providing for a revolving facility in the amount of $30,000, which was increased to $40,000 in June 1999. In connection with the acquisition of Ellison, the Revolving Credit Facility was increased to $47,000, of which $10,000 is available under a letter of credit sub-facility. The revolving facility has a maturity date of June 30, 2004. At June 30, 2001, we had $21,507 of availability under the revolving facility, net of borrowings of $20,500 and outstanding letters of credit totaling $4,993. As of August 14, 2001, the Company had cash of $7,512 and $28,205 of availability under the Revolving Credit Facility, net of borrowings of $17,500 and outstanding letters of credit totaling $1,295.

CAPITAL EXPENDITURES

    The Company had cash capital expenditures of $8,669 during the first six months of 2001 ($3,900 during the second quarter of 2001) compared to $4,318 during the first six months of 2000 ($2,107 during the second quarter of 2000). Capital expenditures during the first six months of 2001 were largely a result of the Company's continued efforts to increase efficiency through automation at its various divisions as well as to increase plant capacity at the Company's Dallas-based aluminum and vinyl operations. The Company expects capital expenditures, including capitalization of software implementation costs (exclusive of acquisitions) in 2001 to be approximately $15,000, however, actual capital requirements may change.

    The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependant, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

NEW ACCOUNTING PRONOUNCEMENT

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23 and 24. Earlier or retroactive application of this statement is not permitted. The Company will comply with the provisions of SFAS No. 140 in the third quarter upon consummation of the asset securitization transaction discussed in Note 8.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard SFAS No. 141, "Business Combination," and SFAS
No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    The Company is currently assessing the impact of SFAS No. 141 and No. 142 and has not yet determined the effects these statements will have on its consolidated financial position or results of operations.

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

    At June 30, 2001, the fair-value of the hedging instruments is a liability of $5,425 and is included in other comprehensive income and other long-term liabilities. The Company expects that none of this liability will require adjustment to expense within the next twelve months.

    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

    The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of June 30, 2001, the Company had $141,900 of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of June 30, 2001 is approximately 2 1/2 years.

    All derivatives are recognized on the balance sheet at their fair-value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair-value of a derivative that is highly effective as--and that is designated and qualifies as--a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. As of June 30, 2001, all hedges outstanding were highly effective.

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

                                                       ATRIUM COMPANIES, INC.
                                                       (Registrant)

Date: August 14, 2001                                  By:               /s/ JEFF L. HULL
                                                            -----------------------------------------
                                                                           Jeff L. Hull
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                              DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Date: August 14, 2001                                  By:               /s/ ERIC W. LONG
                                                            -----------------------------------------
                                                                           Eric W. Long
                                                              CHIEF FINANCIAL OFFICER, TREASURER AND
                                                                SECRETARY (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)