Form 10-Q
period 2001-09-30
ATRIUM COMPANIES INC
filed 2001-11-14
CIK 1029336

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

           For the quarterly period ended September 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ATRIUM COMPANIES, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements (Unaudited):

                        Consolidated Balance Sheets as of September 30, 2001 and
                          December 31, 2000.........................................        3

                        Consolidated Statements of Operations for the Three Months
                          Ended September 30, 2001 and 2000.........................        4

                        Consolidated Statements of Operations for the Nine Months
                          Ended September 30, 2001 and 2000.........................        5

                        Consolidated Statement of Stockholder's Equity for the Nine
                          Months Ended September 30, 2001...........................        6

                        Consolidated Statements of Cash Flows for the Nine Months
                          Ended September 30, 2001 and 2000.........................        7

                        Notes to Consolidated Financial Statements..................     8-25

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................    26-29

Item 3.                 Quantitative and Qualitative Disclosures about Market
                          Risk......................................................    30-31

PART II.  OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................       32

Items 2, 3, 4 and 5 are not applicable

Item 6.                 Exhibits and Reports on Form 8-K............................       32

Signatures..........................................................................       33

                             ATRIUM COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  7,168        $  4,646
  Accounts receivable, net..................................       4,119          51,239
  Retained interest in sold accounts receivable.............      28,151              --
  Inventories...............................................      48,135          45,955
  Prepaid expenses and other current assets.................       3,324           2,958
  Deferred tax asset........................................       1,187           2,000
                                                                --------        --------
    Total current assets....................................      92,084         106,798
PROPERTY, PLANT AND EQUIPMENT, net..........................      59,275          54,640
GOODWILL, net...............................................     347,915         356,674
DEFERRED FINANCING COSTS, net...............................      15,183          16,644
OTHER ASSETS................................................       8,140           7,579
                                                                --------        --------
    Total assets............................................    $522,597        $542,335
                                                                ========        ========

            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable..........................    $  5,535        $  6,211
  Accounts payable..........................................      34,119          28,482
  Accrued liabilities.......................................      30,129          33,104
                                                                --------        --------
    Total current liabilities...............................      69,783          67,797
                                                                --------        --------
LONG-TERM LIABILITIES:
 Notes payable..............................................     320,366         349,137
  Deferred tax liability....................................       1,187           2,000
  Other long-term liabilities...............................         984           1,325
  Swaps contract liability..................................       8,865              --
                                                                --------        --------
    Total long-term liabilities.............................     331,402         352,462
                                                                --------        --------
    Total liabilities.......................................     401,185         420,259
                                                                --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock $.01 par value, 3,000 shares authorized, 100
    shares issued and outstanding...........................          --              --
  Paid-in capital...........................................     204,012         196,004
  Retained earnings (accumulated deficit)...................     (73,817)        (73,928)
  Accumulated other comprehensive income (loss).............      (8,783)             --
                                                                --------        --------
    Total stockholder's equity..............................     121,412         122,076
                                                                --------        --------
      Total liabilities and stockholder's equity............    $522,597        $542,335
                                                                ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
NET SALES...................................................  $140,846   $113,321
COST OF GOODS SOLD..........................................    93,653     91,784
                                                              --------   --------
  Gross profit..............................................    47,193     21,537
                                                              --------   --------

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation, securitization and
  amortization expense).....................................    30,981     32,240
Stock compensation expense..................................      (207)        --
Securitization expense......................................     1,165         --
Amortization expense........................................     3,619      2,077
                                                              --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......    35,558     34,317
Special charges.............................................       136        125
                                                              --------   --------
                                                                35,694     34,442
                                                              --------   --------
  Income (loss) from operations.............................    11,499    (12,905)

INTEREST EXPENSE............................................     9,459      9,216
OTHER INCOME (EXPENSE), net.................................       (76)       607
                                                              --------   --------
Income (loss) before income taxes...........................     1,964    (21,514)
PROVISION (BENEFIT) FOR INCOME TAXES........................       389     (6,845)
                                                              --------   --------
NET INCOME (LOSS)...........................................  $  1,575   $(14,669)
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                                ----     --------
NET SALES...................................................  $396,958   $383,395
COST OF GOODS SOLD..........................................   267,453    291,961
                                                              --------   --------
  Gross profit..............................................   129,505     91,434
                                                              --------   --------

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation, securitization and
  amortization expense).....................................    86,820     96,025
Stock compensation expense..................................       506         --
Securitization expense......................................     1,165         --
Amortization expense........................................    10,752      6,687
                                                              --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......    99,243    102,712
Special charges.............................................       275     25,708
                                                              --------   --------
                                                                99,518    128,420
                                                              --------   --------
  Income (loss) from operations.............................    29,987    (36,986)

INTEREST EXPENSE............................................    28,967     26,945
OTHER INCOME (EXPENSE), net.................................       (10)     1,441
                                                              --------   --------
  Income (loss) before income taxes.........................     1,010    (62,490)
PROVISION (BENEFIT) FOR INCOME TAXES........................       899    (15,326)
                                                              --------   --------
NET INCOME (LOSS)...........................................  $    111   $(47,164)
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                           CONSOLIDATED STATEMENT OF
                              STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            RETAINED      ACCUMULATED
                                           COMMON STOCK                     EARNINGS         OTHER           TOTAL
                                       ---------------------   PAID-IN    (ACCUMULATED   COMPREHENSIVE   STOCKHOLDER'S
                                        SHARES      AMOUNT     CAPITAL      DEFICIT)     INCOME (LOSS)      EQUITY
                                       --------   ----------   --------   ------------   -------------   -------------
Balance, December 31, 2000...........    100      $      --    $196,004     $(73,928)       $    --        $122,076
                                         ---      ----------   --------     --------        -------        --------
  Comprehensive income (loss):
    Net income (loss)................     --             --          --          111             --             111
    Cumulative effect of change in
      accounting principle, net of
      tax of $0 (adoption of
      SFAS 133--see note 2)..........     --             --          --           --         (2,319)         (2,319)
    Net fair market value adjustment
      of derivative instruments, net
      of tax of $0...................     --             --          --           --         (6,218)         (6,218)
    Accretion of deferred gain on
      terminated interest rate
      collars........................     --             --          --           --           (246)           (246)
                                         ---      ----------   --------     --------        -------        --------
    Comprehensive income (loss)......     --             --          --          111         (8,783)         (8,672)
  Net contribution from Atrium
    Corporation......................     --             --       8,008           --             --           8,008
                                         ---      ----------   --------     --------        -------        --------
Balance, September 30, 2001..........    100      $      --    $204,012     $(73,817)       $(8,783)       $121,412
                                         ===      ==========   ========     ========        =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    111   $(47,164)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization...........................    18,099     11,416
    Amortization of deferred financing costs................     1,924      1,754
    Accretion of debt discount..............................       137        123
    Accretion of gain from interest rate collars............      (246)      (245)
    Amortization of gain from sale/leaseback of building....        (5)        --
    Loss (gain) on sales of assets..........................        17       (693)
    Gain on sale of equity securities.......................        --       (507)
    Non cash special charge.................................        --     25,708
    Provision for bad debts.................................       927      2,229
    Deferred tax provision (benefit)........................        --    (15,775)
    Changes in assets and liabilities:
      Assets held for sale..................................        --        460
      Accounts receivable...................................   (10,664)      (496)
      Sale of accounts receivable...........................    27,800         --
      Inventories...........................................    (2,180)    18,423
      Prepaid expenses and other current assets.............      (442)     8,201
      Accounts payable......................................     2,469     (2,181)
      Accrued liabilities...................................    (2,983)     3,279
                                                              --------   --------
          Net cash provided by operating activities.........    34,964      4,532
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................   (12,100)   (10,924)
  Proceeds from sales of assets.............................       101      2,801
  Transfer to restricted cash...............................        --    (23,930)
  Net proceeds from divestitures of Wing and Atrium Wood
    fixed assets............................................        --      6,382
  Proceeds from sale of equity securities...................        --        620
  Increase in other assets..................................    (1,648)    (3,441)
                                                              --------   --------
          Net cash used in investing activities.............   (13,647)   (28,492)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under revolving credit
    facility................................................    (5,000)    16,230
  Principal payments on term loans..........................   (24,354)    (1,500)
  Contribution from Atrium Corporation, net.................     8,008      5,327
  Payments of other notes payable...........................      (230)      (233)
  Increase in checks drawn in excess of book balances.......     3,169      6,659
  Capitalized deferred financing costs......................      (388)      (426)
                                                              --------   --------
          Net cash provided by (used in) financing
             activities.....................................   (18,795)    26,057
                                                              --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     2,522      2,097
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     4,646      1,294
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  7,168   $  3,391
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             ATRIUM COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

    The unaudited consolidated financial statements of Atrium Companies, Inc. (the "Company") for the three months and nine months ended September 30, 2001 and 2000, and financial position as of September 30, 2001 and December 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NEW ACCOUNTING PRONOUNCEMENT

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The Company adopted SFAS No. 140 in the third quarter upon consummation of the asset securitization transaction discussed in Note 3.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard SFAS No. 141, "Business Combination," and SFAS
No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No.142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    The Company is currently assessing the impact of SFAS No. 141 and No. 142 and has not yet determined the effects these statements will have on its consolidated financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company on January 1, 2003. The Company is currently assessing the impact of SFAS

                             ATRIUM COMPANIES, INC.

                          SEPTEMBER 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION: (CONTINUED)
No. 143 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company on January 1, 2002. The Company is currently assessing the impact of SFAS No. 144 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

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

    The following unaudited pro forma information presents consolidated operating results as though the acquisition of Ellison and the divestitures of the Wing and Wood divisions had occurred at the beginning of the periods presented. For the three and nine month periods ended September 30, 2001, there is no difference between the actual and pro forma information because the acquisitions have been included in operations for the full periods and the divestitures have been excluded from operations for the full periods.

                                                               NINE MONTHS
                                                                  ENDED           NINE MONTHS
                                                              SEPTEMBER 30,          ENDED
                                                                  2001         SEPTEMBER 30, 2000
                                                              -------------   --------------------
                                                                 ACTUAL        ACTUAL    PRO FORMA
                                                              -------------   --------   ---------
NET SALES...................................................    $396,958      $383,395   $377,754
COST OF GOODS SOLD..........................................     267,453       291,961    250,241
                                                                --------      --------   --------
  Gross profit..............................................     129,505        91,434    127,513
                                                                --------      --------   --------

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation, securitization and
  amortization expense).....................................      86,820        96,025     84,461
Stock compensation expense..................................         506            --        576
Securitization expense......................................       1,165            --         --
Amortization expense........................................      10,752         6,687     10,752
                                                                --------      --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......      99,243       102,712     95,789
Special charges.............................................         275        25,708         --
                                                                --------      --------   --------
                                                                  99,518       128,420     95,789
                                                                --------      --------   --------
  Income (loss) from operations.............................      29,987       (36,986)    31,724

                             ATRIUM COMPANIES, INC.

                          SEPTEMBER 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION: (CONTINUED)

                                                               NINE MONTHS
                                                                  ENDED           NINE MONTHS
                                                              SEPTEMBER 30,          ENDED
                                                                  2001         SEPTEMBER 30, 2000
                                                              -------------   --------------------
                                                                 ACTUAL        ACTUAL    PRO FORMA
                                                              -------------   --------   ---------
INTEREST EXPENSE............................................      28,967        26,945     28,967
OTHER INCOME, net...........................................         (10)        1,441      1,279
                                                                --------      --------   --------
  Income (loss) before income taxes.........................       1,010       (62,490)     4,036
PROVISION (BENEFIT) FOR INCOME TAXES........................         899       (15,326)     4,055
                                                                --------      --------   --------
NET INCOME (LOSS)...........................................    $    111      $(47,164)  $    (19)
                                                                ========      ========   ========

Other Information:
Depreciation expense........................................    $  7,346      $  4,730   $  5,858
                                                                ========      ========   ========
Ellison corporate service charge............................    $     --      $     --   $  1,400
                                                                ========      ========   ========

                                                                  THREE
                                                                 MONTHS
                                                                  ENDED           THREE MONTHS
                                                              SEPTEMBER 30,          ENDED
                                                                  2001         SEPTEMBER 30, 2000
                                                              -------------   --------------------
                                                                 ACTUAL        ACTUAL    PRO FORMA
                                                              -------------   --------   ---------
NET SALES...................................................    $140,846      $113,321   $136,958
COST OF GOODS SOLD..........................................      93,653        91,784     91,998
                                                                --------      --------   --------
  Gross profit..............................................      47,193        21,537     44,960
                                                                --------      --------   --------

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation, securitization and
  amortization expense).....................................      30,981        32,240     30,098
Stock compensation expense..................................        (207)           --        576
Securitization expense......................................       1,165            --         --
Amortization expense........................................       3,619         2,077      3,619
                                                                --------      --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......      35,558        34,317     34,293
Special charges.............................................         136           125         --
                                                                --------      --------   --------
                                                                  35,694        34,442     34,293
                                                                --------      --------   --------
  Income from operations....................................      11,499       (12,905)    10,667
INTEREST EXPENSE............................................       9,459         9,216      9,459
OTHER INCOME, net...........................................         (76)          607        601
                                                                --------      --------   --------
  Income (loss) before income taxes.........................       1,964       (21,514)     1,809
PROVISION (BENEFIT) FOR INCOME TAXES........................         389        (6,845)     1,533
                                                                --------      --------   --------
NET INCOME (LOSS)...........................................    $  1,575      $(14,669)  $    276
                                                                ========      ========   ========

Other Information:
Depreciation expense........................................    $  2,617      $  1,533   $  2,037
                                                                ========      ========   ========
Ellison corporate service charge............................    $     --      $     --   $    526
                                                                ========      ========   ========

                             ATRIUM COMPANIES, INC.

                          SEPTEMBER 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

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

    At September 30, 2001, the fair-value of the hedging instruments is a liability of $8,865 and is included in other comprehensive income and long-term liabilities.

    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

    The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of September 30, 2001, the Company had $141,620 of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of September 30, 2001 is approximately 2 1/4 years.

    All derivatives are recognized on the balance sheet at their fair-value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair-value of a derivative that is highly effective as--and that is designated and qualifies as--a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. As of September 30, 2001, all hedges outstanding were highly effective.

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

                             ATRIUM COMPANIES, INC.

                          SEPTEMBER 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

2. ADOPTION OF SFAS NO. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: (CONTINUED)
    The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair-value or cash flows of a hedge item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

3. SECURITIZATION OF ACCOUNTS RECEIVABLE:

    On July 31, 2001, the Company and certain of its subsidiaries (collectively "the Originators") entered into an agreement whereby each Originator agreed to sell on a non-recourse basis, and on an ongoing basis, a pool of receivables comprising their entire trade receivable portfolio to a wholly owned bankruptcy-remote special purpose funding subsidiary ("Atrium Funding Corporation" or "AFC") of the Company. AFC is a distinct legal entity that engages in no trade or business in order to make remote the possibility that it would enter bankruptcy or other receivership and is consolidated for financial purposes. On July 31, 2001, AFC entered into an agreement with Fairway Finance Corp. ("the Securitization Company"), agented by BMO Nesbitt Burns, whereby AFC sold a pro rata share of the trade receivable portfolio to the Securitization Company for aggregate payments of up to $50,000, subject to a borrowing base.

    Generally, the agreement provides that as payments are collected from the sold accounts receivable, AFC may elect to have the Securitization Company reinvest the proceeds in new accounts receivable. The Securitization Company, in addition to the right to collect payments from that portion of the interests in the accounts receivable owned by them, also have the right to collect payments from that portion of the ownership interest in the accounts receivable that is owned by AFC. In calculating the fair market value of the Company's retained interest in the receivables, the book value of the receivables represented the best estimate of the fair market value due to the current nature of these receivables. The facility, which expires July 31, 2004, requires the Company to comply with various affirmative or negative covenants and requires early amortization if AFC does not maintain a minimum equity requirement. The facility also terminates on the occurrence and failure to cure certain events, including, among other things, any failure of AFC to maintain certain ratios related to the collectability of the receivables, or the Company's failure to maintain long-term unsecured debt ratios. The Company and AFC are in compliance with all related covenants as of September 30, 2001.

                             ATRIUM COMPANIES, INC.

                          SEPTEMBER 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

3. SECURITIZATION OF ACCOUNTS RECEIVABLE: (CONTINUED)
    The receivables sold to the Securitization Company are thus not reflected in the Company's consolidated balance sheet. The Securitization Company is free to pledge or exchange its interest. Any receivables not sold to the Securitization Company constitute the retained interest in the receivables portfolio of AFC. On August 3, 2001, AFC sold a pro rata share of the trade receivable portfolio for $33,000, leaving a retained interest of $28,055. Subsequently, additional pools of receivables were sold. As of September 30, 2001 the retained interest was $28,151. The amount the Company received from the sale was net of provisions for bad debt and transaction fees, which included placement fees and professional fees of approximately $840. The proceeds from the sale were used to repay debt under the Company's Senior Credit Facility.

    The Company retains the servicing responsibilities for which it receives an annual servicing fee of .5% of the securitized accounts receivables. The Company recognizes no servicing asset or liability because the servicing fee represents adequate compensation for the services performed.

    The table below summarizes certain cash flow information:

                                                              SEPTEMBER 30,
                                                                  2001
                                                              -------------
Proceeds from new securitizations...........................     $87,768
Proceeds from collections reinvested........................      88,890

    Managed portfolio data:

                                                              SEPTEMBER 30,
                                                                  2001
                                                              -------------
Securitized balances........................................     $27,800
Retained interest in sold accounts receivable...............      28,151
Owned receivables...........................................       4,119
                                                                 -------
Managed receivables.........................................     $60,070
                                                                 =======

    During the third quarter of 2001, the Company incurred costs of $1,165 on the sale of its receivables that have been classified as a separate line item in selling, delivery and general and administrative expenses. These costs were comprised of $840 of fees associated with the placement of the securitization and a loss on the sale of receivables of $325.

                             ATRIUM COMPANIES, INC.

                          SEPTEMBER 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

4. INVENTORIES:

    Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Raw materials...............................................     $32,974         $31,785
Work-in-process.............................................       1,330             671
Finished goods..............................................      14,025          14,312
                                                                 -------         -------
                                                                  48,329          46,768
LIFO reserve................................................        (194)           (813)
                                                                 -------         -------
                                                                 $48,135         $45,955
                                                                 =======         =======

5.  NOTES PAYABLE:

    Notes payable consisted of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Revolving credit facility...................................    $ 14,000        $ 19,000
Term loan A.................................................       8,999          13,070
Term loan B.................................................      60,260          69,720
Term loan C.................................................      69,827          80,650
Senior subordinated notes...................................     175,000         175,000
Other.......................................................          49             279
                                                                --------        --------
                                                                 328,135         357,719
Less:
Unamortized debt discount...................................      (2,234)         (2,371)
Current portion of notes payable............................      (5,535)         (6,211)
                                                                --------        --------
  Long-term debt............................................    $320,366        $349,137
                                                                ========        ========

    The Credit Agreement requires the Company to meet certain financial tests pertaining to, interest coverage, fixed charge coverage and leverage. On
May 15, 2001 and July 20, 2001, the Company amended its Credit Agreement with Amendments No. 1 and No. 2 (collectively "the Amendments"). The Amendments permit the Company to enter into certain transactions including an accounts receivable securitization and the sale of specific assets, and accordingly, adjust covenants for the transactions. As of September 30, 2001, the Company was in compliance with all related covenants.

                             ATRIUM COMPANIES, INC.

                          SEPTEMBER 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

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

    In 1995, various Dallas-based factory employees became members of the Amalgamated Clothing and Textile Workers Union. On May 25, 2001, the Company entered into a renewed collective bargaining agreement which expires in May 2004. In addition, in connection with its Woodville, Texas operations, the Company is party to a renewed collective bargaining arrangement due to expire in September 2004. The agreements cover approximately 1,200 of the Company's employees.

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

7. SUBSIDIARY GUARANTORS:

    The term Wing collectively refers to Wing Industries, Inc. and its direct parent, Wing Industries Holdings, Inc. The term Darby collectively refers to R.G. Darby Company, R.G. Darby Company-South, Total Trim, Inc. and Total Trim-South. The term Heat refers to Heat, Inc., H.I.G. Vinyl, Inc., Thermal Industries, Inc. and Best Built, Inc.

    In connection with the Company's Senior Subordinated Notes due 2009, the Company's payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the "Subsidiary Guarantees") on a senior subordinated basis by its wholly-owned subsidiaries:

                             ATRIUM COMPANIES, INC.

                          SEPTEMBER 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

7. SUBSIDIARY GUARANTORS: (CONTINUED)
ADW-Northeast, ADW-Arizona, ADW-West Coast, ADW-New England, ADW-New York, Heat, Champagne, Wing, Darby and VES, Inc, (doing business as Ellison Extrusion Systems, Inc.). The Company has one non-guarantor subsidiary, Atrium Funding Corporation (see note 3).

    The operations related to ADW-Northeast, ADW-Arizona, ADW-West Coast, ADW-New England, ADW-New York, Heat, Champagne, Wing and Darby are presented for all periods covered. The operations of Ellison Extrusion Systems, Inc. are included since their date of acquisition on October 25, 2000. The operations of AFC are included since their date of inception on July 31, 2001. The balance sheet information includes all subsidiaries as of December 31, 2000 and September 30, 2001. No single Subsidiary Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than subject to subordination to senior indebtedness.

    The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including Senior Indebtedness) which the Company may incur.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 GUARANTOR     NON-GUARANTOR
                                                SUBSIDIARIES    SUBSIDIARY      PARENT    ELIMINATIONS   CONSOLIDATED
                                                ------------   -------------   --------   ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...................    $(26,715)      $(14,252)     $ 34,837      $13,298       $  7,168
  Accounts receivable, net....................       4,119             --            --           --          4,119
  Retained interest in sold accounts
    receivable................................          --         28,151            --           --         28,151
  Inventories.................................      20,447             --        28,389         (701)        48,135
  Prepaid expenses and other current assets...       1,595             --         1,729           --          3,324
  Deferred tax asset..........................       2,828             --            82       (1,723)         1,187
                                                  --------       --------      --------      -------       --------
  Total current assets........................       2,274         13,899        65,037       10,874         92,084
PROPERTY, PLANT AND EQUIPMENT, net............      23,166             --        36,112           (3)        59,275
GOODWILL, net.................................     169,037             --       178,878           --        347,915
DEFERRED FINANCING COSTS, net.................          --             --        15,183           --         15,183
OTHER ASSETS, net.............................       1,329             --         6,811           --          8,140
                                                  --------       --------      --------      -------       --------
  Total assets................................    $195,806       $ 13,899      $302,021      $10,871       $522,597
                                                  ========       ========      ========      =======       ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable............    $  2,367       $     --      $  3,168      $    --       $  5,535
  Accounts payable............................       8,547             --        12,274       13,298         34,119
  Accrued liabilities.........................       9,534            119        20,476           --         30,129
                                                  --------       --------      --------      -------       --------
  Total current liabilities...................      20,448            119        35,918       13,298         69,783
                                                  --------       --------      --------      -------       --------
LONG-TERM LIABILITIES:
  Notes payable...............................     137,009             --       183,357           --        320,366
  Deferred tax liability......................       5,592             --        (2,682)      (1,723)         1,187
  Other long-term liabilities.................          --             --           984           --            984
  Swaps contract liability....................          --             --         8,865           --          8,865
                                                  --------       --------      --------      -------       --------
  Total long-term liabilities.................     142,601             --       190,524       (1,723)       331,402
                                                  --------       --------      --------      -------       --------
  Total liabilities...........................     163,049            119       226,442       11,575        401,185
                                                  --------       --------      --------      -------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock................................          --             --            --           --             --
  Paid-in capital.............................      36,014         15,000       152,998           --        204,012
  Retained earnings (accumulated deficit).....      (3,257)        (1,220)      (68,636)        (704)       (73,817)
  Accumulated other comprehensive loss........          --             --        (8,783)          --         (8,783)
                                                  --------       --------      --------      -------       --------
  Total stockholder's equity..................      32,757         13,780        75,579         (704)       121,412
                                                  --------       --------      --------      -------       --------
    Total liabilities and stockholder's
      equity..................................    $195,806       $ 13,899      $302,021      $10,871       $522,597
                                                  ========       ========      ========      =======       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        GUARANTOR
                                                       SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                       ------------   --------   ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..........................    $(34,019)    $ 31,236     $ 7,429        $  4,646
  Accounts receivable, net...........................      21,652       29,587          --          51,239
  Inventories........................................      19,401       27,570      (1,016)         45,955
  Prepaid expenses and other current assets..........       1,611        1,347          --           2,958
  Deferred tax asset.................................       4,689           50      (2,739)          2,000
                                                         --------     --------     -------        --------
  Total current assets...............................      13,334       89,790       3,674         106,798
PROPERTY, PLANT AND EQUIPMENT, net...................      23,983       30,660          (3)         54,640
GOODWILL, net........................................     173,198      183,476          --         356,674
DEFERRED FINANCING COSTS, net........................          --       16,644          --          16,644
OTHER ASSETS, net....................................       1,484        6,095          --           7,579
                                                         --------     --------     -------        --------
  Total assets.......................................    $211,999     $326,665     $ 3,671        $542,335
                                                         ========     ========     =======        ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable...................    $  2,621     $  3,590     $    --        $  6,211
  Accounts payable...................................       6,714       14,339       7,429          28,482
  Accrued liabilities................................      12,601       20,503          --          33,104
                                                         --------     --------     -------        --------
  Total current liabilities..........................      21,936       38,432       7,429          67,797
                                                         --------     --------     -------        --------
LONG-TERM LIABILITIES:
  Notes payable......................................     147,308      201,829          --         349,137
  Deferred tax liability.............................       4,689           50      (2,739)          2,000
  Other long-term liabilities........................          --        1,325          --           1,325
                                                         --------     --------     -------        --------
  Total long-term liabilities........................     151,997      203,204      (2,739)        352,462
                                                         --------     --------     -------        --------
  Total liabilities..................................     173,933      241,636       4,690         420,259
                                                         --------     --------     -------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock.......................................          --           --          --              --
  Paid-in capital....................................      36,013      159,991          --         196,004
  Retained earnings (accumulated deficit)............       2,053      (74,962)     (1,019)        (73,928)
                                                         --------     --------     -------        --------
  Total stockholder's equity.........................      38,066       85,029      (1,019)        122,076
                                                         --------     --------     -------        --------
    Total liabilities and stockholder's equity.......    $211,999     $326,665     $ 3,671        $542,335
                                                         ========     ========     =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)

                                       GUARANTOR     NON-GUARANTOR
                                      SUBSIDIARIES    SUBSIDIARY      PARENT    ELIMINATIONS   CONSOLIDATED
                                      ------------   -------------   --------   ------------   ------------
NET SALES...........................    $56,950         $    --      $92,432      $(8,536)       $140,846

COST OF GOODS SOLD..................     35,779              --       66,410       (8,536)         93,653
                                        -------         -------      -------      -------        --------
Gross profit........................     21,171              --       26,022           --          47,193
                                        -------         -------      -------      -------        --------
OPERATING EXPENSES:
Selling, delivery, general and
  administrative expenses (excluding
  stock compensation, securitization
  and amortization expense).........     13,254              --       17,727           --          30,981

  Stock compensation expense........         --              --         (207)          --            (207)

  Securitization expense............         --           1,220          (55)          --           1,165

  Amortization expense..............      1,694              --        1,925           --           3,619
                                        -------         -------      -------      -------        --------
SELLING, DELIVERY, GENERAL AND
  ADMINISTRATIVE EXPENSES...........     14,948           1,220       19,390           --          35,558

  Special charges...................         --              --          136           --             136
                                        -------         -------      -------      -------        --------
                                         14,948           1,220       19,526           --          35,694
                                        -------         -------      -------      -------        --------
    Income (loss) from operations...      6,223          (1,220)       6,496           --          11,499

INTEREST EXPENSE....................      4,156              --        5,303           --           9,459

OTHER INCOME (EXPENSE), net.........         12              --          (88)          --             (76)
                                        -------         -------      -------      -------        --------

Income (loss) before income taxes
  and extraordinary charge..........      2,079          (1,220)       1,105           --           1,964

PROVISION (BENEFIT) FOR INCOME
  TAXES.............................        355              --           34           --             389
                                        -------         -------      -------      -------        --------

NET INCOME (LOSS)...................    $ 1,724         $(1,220)     $ 1,071      $    --        $  1,575
                                        =======         =======      =======      =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)

                                      GUARANTOR     NON-GUARANTOR
                                     SUBSIDIARIES    SUBSIDIARY      PARENT    ELIMINATIONS   CONSOLIDATED
                                     ------------   -------------   --------   ------------   ------------
NET SALES..........................    $155,997        $    --      $265,116     $(24,155)      $396,958

COST OF GOODS SOLD.................      99,363             --       192,612      (24,522)       267,453
                                       --------        -------      --------     --------       --------
Gross profit.......................      56,634             --        72,504          367        129,505
                                       --------        -------      --------     --------       --------
OPERATING EXPENSES:
Selling, delivery, general and
  administrative expenses
  (excluding stock compensation,
  securitization and amortization
  expense).........................      38,372             --        48,528          (80)        86,820

  Stock compensation expense.......          --             --           506           --            506

  Securitization expense...........          --          1,220           (55)          --          1,165

  Amortization expense.............       5,012             --         5,740           --         10,752
                                       --------        -------      --------     --------       --------
SELLING, DELIVERY, GENERAL AND
  ADMINISTRATIVE EXPENSES..........      43,384          1,220        54,719          (80)        99,243

  Special charges..................          --             --           275           --            275
                                       --------        -------      --------     --------       --------
                                         43,384          1,220        54,994          (80)        99,518
                                       --------        -------      --------     --------       --------
    Income (loss) from
    operations.....................      13,250         (1,220)       17,510          447         29,987

INTEREST EXPENSE...................      12,388             --        16,579           --         28,967

OTHER INCOME (EXPENSE), net........          48             --            75         (133)           (10)
                                       --------        -------      --------     --------       --------

Income (loss) before income taxes
  and extraordinary charge.........         910         (1,220)        1,006          314          1,010

PROVISION (BENEFIT) FOR INCOME
  TAXES............................         778             --           121           --            899
                                       --------        -------      --------     --------       --------

NET INCOME (LOSS)..................    $    132        $(1,220)     $    885     $    314       $    111
                                       ========        =======      ========     ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                    GUARANTOR
                                                   SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                   ------------   --------   ------------   ------------
NET SALES........................................    $ 61,445     $63,338      $(11,462)      $113,321

COST OF GOODS SOLD...............................      55,395      47,904       (11,515)        91,784
                                                     --------     -------      --------       --------
Gross profit.....................................       6,050      15,434            53         21,537
                                                     --------     -------      --------       --------
OPERATING EXPENSES:
Selling, delivery, general and administrative
  expenses (excluding amortization expense)......      20,001      12,319           (80)        32,240

  Amortization expense...........................       1,054       1,023            --          2,077
                                                     --------     -------      --------       --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES.......................................      21,055      13,342           (80)        34,317

  Special charges................................         153         (28)           --            125
                                                     --------     -------      --------       --------
                                                       21,208      13,314           (80)        34,442
                                                     --------     -------      --------       --------
    Income (loss) from operations................     (15,158)      2,120           133        (12,905)

INTEREST EXPENSE.................................       5,127       4,089            --          9,216

OTHER INCOME (EXPENSE), net......................         (43)        783          (133)           607
                                                     --------     -------      --------       --------

Income (loss) before income taxes................     (20,328)     (1,186)           --        (21,514)

PROVISION (BENEFIT) FOR INCOME TAXES.............      (6,763)        (82)           --         (6,845)
                                                     --------     -------      --------       --------

NET INCOME (LOSS)................................    $(13,565)    $(1,104)     $     --       $(14,669)
                                                     ========     =======      ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                   GUARANTOR
                                                  SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                  ------------   --------   ------------   ------------
NET SALES.......................................    $235,780     $179,357     $(31,742)      $383,395

COST OF GOODS SOLD..............................     190,765      133,098      (31,902)       291,961
                                                    --------     --------     --------       --------
Gross profit....................................      45,015       46,259          160         91,434
                                                    --------     --------     --------       --------
OPERATING EXPENSES:
Selling, delivery, general and administrative
  expenses (excluding amortization expense).....      65,269       30,996         (240)        96,025

  Amortization expense..........................       3,633        3,054           --          6,687
                                                    --------     --------     --------       --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES......................................      68,902       34,050         (240)       102,712

  Special charges...............................      24,473        1,235           --         25,708
                                                    --------     --------     --------       --------
                                                      93,375       35,285         (240)       128,420
                                                    --------     --------     --------       --------
    Income (loss) from operations...............     (48,360)      10,974          400        (36,986)

INTEREST EXPENSE................................      16,571       10,374           --         26,945

OTHER INCOME (EXPENSE), net.....................         102        1,739         (400)         1,441
                                                    --------     --------     --------       --------

Income (loss) before income taxes...............     (64,829)       2,339           --        (62,490)

PROVISION (BENEFIT) FOR INCOME TAXES............     (17,164)       1,838           --        (15,326)
                                                    --------     --------     --------       --------

NET INCOME (LOSS)...............................    $(47,665)    $    501     $     --       $(47,164)
                                                    ========     ========     ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES    SUBSIDIARY      PARENT    ELIMINATIONS   CONSOLIDATED
                                          ------------   -------------   --------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES....    $ 10,302       $(14,252)     $ 33,045      $ 5,869       $ 34,964
                                            --------       --------      --------      -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment...........................      (2,998)            --        (9,102)          --        (12,100)
  Proceeds from sales of assets.........          --             --           101           --            101
  Other assets..........................          --             --        (1,648)          --         (1,648)
                                            --------       --------      --------      -------       --------
      Net cash used in investing
        activities......................      (2,998)            --       (10,649)          --        (13,647)
                                            --------       --------      --------      -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit
    facility............................          --             --        (5,000)          --         (5,000)
  Scheduled principal payments on term
    notes...............................          --             --       (24,354)          --        (24,354)
  Contributions from Atrium Corp, net...          --             --         8,008           --          8,008
  Payment of other notes payable........          --             --          (230)          --           (230)
  Checks drawn in excess of book
    balances............................          --             --         3,169           --          3,169
  Capitalized deferred financing
  costs.................................          --             --          (388)          --           (388)
                                            --------       --------      --------      -------       --------
      Net cash used in financing
        activities......................          --             --       (18,795)          --        (18,795)
                                            --------       --------      --------      -------       --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................       7,304        (14,252)        3,601        5,869          2,522
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD................................     (34,019)            --        31,236        7,429          4,646
                                            --------       --------      --------      -------       --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD................................    $(26,715)      $(14,252)     $ 34,837      $13,298       $  7,168
                                            ========       ========      ========      =======       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    ATRIUM COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                   GUARANTOR
                                                  SUBSIDIARIES    PARENT    ELIMINATIONS   CONSOLIDATED
                                                  ------------   --------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES............    $ (9,826)    $  7,733     $ 6,625        $  4,532
                                                    --------     --------     -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment....      (2,522)      (8,402)         --         (10,924)
  Proceeds from sales of assets.................          --        2,801          --           2,801
  Transfer to restricted cash...................          --      (23,930)         --         (23,930)
  Net proceeds from divestitures of Wing and
    Atrium Wood assets..........................          --        6,382          --           6,382
  Proceeds from sale of equity securities.......          --          620          --             620
  Other assets..................................          --       (3,441)         --          (3,441)
                                                    --------     --------     -------        --------
      Net cash used in investing activities.....      (2,522)     (25,970)         --         (28,492)
                                                    --------     --------     -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of other notes payable................          --         (233)         --            (233)
  Net borrowings under revolving credit
  facility......................................          --       16,230          --          16,230
  Scheduled principal payments on term notes....          --       (1,500)         --          (1,500)
  Contributions from Atrium Corp, net...........          --        5,327          --           5,327
  Capitalized deferred financing costs..........          --         (426)         --            (426)
  Checks drawn in excess of bank balances.......          --        6,659          --           6,659
                                                    --------     --------     -------        --------
      Net cash provided by financing
      activities................................          --       26,057          --          26,057
                                                    --------     --------     -------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................     (12,348)       7,820       6,625           2,097
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD........................................     (23,144)      19,956       4,482           1,294
                                                    --------     --------     -------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........    $(35,492)    $ 27,776     $11,107        $  3,391
                                                    ========     ========     =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

8.  CONTRIBUTION FROM ATRIUM CORPORATION:

    During May of 2001, the Company received a capital contribution of $10,050 from Atrium Corporation, which represented the proceeds from the issuance of its common stock. This amount was contributed to the Company net of transaction expenses of $1,126 incurred in connection with the registration of the Atrium Corporation Senior Pay-In-Kind Notes, $897 for distributions to Atrium Corporation for the repurchase of stock options and $19 for cash used in operating activities.

9.  TRANSACTIONS:

ALENCO ASSET PURCHASE

    On August 17, 2001, the Company entered into an asset purchase agreement with Alenco Holding Corporation (f.k.a. Reliant Building Products) whereby the Company purchased assets comprised primarily of machinery and equipment located in Gallatin, Tennessee for $1,326. The transaction has been accounted for as a purchase and accordingly the assets have been recorded at cost, which represents fair market value.

ROYAL ASSET SALE

    On September 10, 2001, the Company and its subsidiary, Thermal
Industries, Inc., entered into an asset sale agreement with Royal Group Technologies Limited ("Royal") to sell the assets of Thermal's vinyl extrusion operation for $3,800. The completion of the transaction will occur in a series of four closings, the first of which begins on October 1, 2001 and the final closing ending on December 17, 2001. The Company expects to record a gain on the sale of the assets of approximately $1,000 in the fourth quarter. Additionally, the Company entered into a supply agreement with Royal for a period of five years at current market prices for minimum quantities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING STATEMENTS

    This 10-Q contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to the Company that are based on the beliefs of management. When used in this 10-Q, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the risks and uncertainties regarding the operations and the results of operations of the Company as well as its customers and suppliers, including the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

RESULTS OF OPERATIONS

    The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the third quarter ended and the nine months ended September 30, 2001 are not necessarily indicative of results expected for the full year.

    The operations of Ellison are included since their date of acquisition, October 25, 2000, and the Wing and Wood divestitures are excluded since their dispositions on August 25, 2000 and August 30, 2000, respectively. The balance sheet information includes all subsidiaries and divisions as of September 30, 2001 and December 31, 2000.

    NET SALES. Net sales increased by $27,525 from $113,321 during the third quarter of 2000 to $140,846 during the third quarter of 2001 and increased $13,563 from $383,395 during the first nine months of 2000 to $396,958 during the first nine months of 2001. The increase during the third quarter was primarily the result of the $37,689 in net sales from the acquisition of Ellison. The Company also experienced increases during the third quarter from its vinyl window operations (excluding the Ellison acquisition) of $4,273. The increases were offset by $9,318 in net sales from the divestiture of the Company's Wing and Wood operations during the third quarter of 2000. The increase during the first nine months of 2001 was primarily the result of $103,069 in net sales from the acquisition of Ellison and increases of $7,883 from the vinyl window operations. These increases were partially offset by the loss of $91,569 in net sales from the divestiture of the Company's Wing and Wood operations. The Company also experienced decreases during the first nine months of 2001 from its aluminum window operations as a result of inclement weather in the first quarter and softer demand in the second and third quarters. These operations net sales decreased $7,935, or 4.9%, compared to the first nine months of 2000 and $5,078, or 8.9%, compared to the third quarter of 2000.

    COST OF GOODS SOLD. Cost of goods sold improved from 81.0% of net sales during the third quarter of 2000 to 66.5% of net sales during the third quarter of 2001 and from 76.2% of net sales during the first nine months of 2000 to 67.4% of net sales during the first nine months of 2001. The improvement over prior year is primarily attributable to the divestitures of Wing and Wood during 2000. During the third quarter of 2000, Wing and Wood had a cost of goods sold as a percent of net sales of 267.3% and 116.5%, respectively. During the first nine months of 2000, Wing and Wood had a cost of goods sold as a percent of net sales of 106.9% and 124.4%, respectively. These improvements were partially offset by increases at the aluminum and vinyl divisions (excluding the Ellison acquisition). The aluminum division's cost of goods sold increased from 74.5% of net sales during the third quarter of 2000 to 77.6% of net sales during the third quarter of 2001 and from 73.0% of net sales during the first nine months of 2000 to 76.6% of net sales during the first nine months of 2001. The vinyl divisions cost of goods sold increased from 61.8% of net sales during the third quarter of 2000 to 62.4% of net sales during the third quarter of 2001 and from 62.9% of net sales during the first nine months of 2000 to 63.4% of net sales during the first nine months of 2001. These increases were due to a number of factors including energy surcharges on materials, higher insurance costs related to workers' compensation, moving expenses associated with plant consolidations, and lease costs at new facilities. The LIFO reserve expense during the third quarter of 2000 was $1,288 and the LIFO reserve benefit was $349 during the third quarter of 2001. The LIFO reserve expense during the first nine months of 2000 was $1,881 and the LIFO reserve benefit was $619 during the first nine months of 2001. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and, the effects of changes in sales prices, material costs and changes in productivity levels.

    SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses decreased $1,259 from $32,240 (28.5% of net sales during the third quarter of 2000) to $30,981 (22.0% of net sales during the third quarter of 2001) and decreased $9,205 from $96,025 (25.0% of net sales during the first nine months of 2000) to $86,820 (21.9% of net sales during the first nine months of 2001). The third quarter of 2000 included $6,965 and $1,500 from the divested divisions of Wing and Wood, respectively. The third quarter of 2001 included $6,770 from the acquisition of Ellison. The first nine months of 2000 included $27,627 and $3,163 from the divested divisions of Wing and Wood, respectively. The first nine months of 2001 included $19,621 from the acquisition of Ellison. If the Wing and Wood divestitures and the Ellison acquisition had both occurred on January 1, 2000, total selling, delivery, general and administrative expenses would have remained consistent with prior year at 22.0% of net sales during the third quarter for each year and improved from 22.4% of net sales during the first nine months of 2000 to 21.9% of net sales during the first nine months of 2001. If the Wing and Wood divestitures and the Ellison acquisition had both occurred on January 1, 2000, delivery expense would have improved from 6.4% of net sales during the third quarter of 2000 to 5.7% of net sales during the third quarter of 2001 and improved from 6.1% of net sales during the first nine months of 2000 to 5.9% of net sales during the first nine months of 2001. General and administrative expenses increased from 7.6% of net sales during the third quarter of 2000 to 8.3% of net sales during the third quarter of 2001 while improving from 8.1% of net sales during the first nine months of 2000 to 7.8% of net sales during the first nine months of 2001. The Company continues to gain operating leverage from its sales growth and its acquisitions. Selling expenses remained flat at 8.0% of net sales for the third quarter and 8.2% of net sales for the nine months, primarily as a result of the variable nature of commissions.

    AMORTIZATION EXPENSE. Amortization expense increased $1,542 from $2,077 during the third quarter of 2000 to $3,619 during the third quarter of 2001 and increased $4,065 from $6,687 during the first nine months of 2000 to $10,752 during the first nine months of 2001. The increase was largely due to the increased amortization of goodwill recorded in connection with the acquisition of Ellison during October 2000.

    SPECIAL CHARGES. During the second and third quarters of 2001, the Company recorded one time charges of $275 relating to non-capitalizable legal fees incurred to amend the Credit Facility. During the second and third quarters of 2000, the Company recorded a one time charge of $25,708, of which $24,473 related to the write-off of certain intangible assets and the write-down of certain assets related to sale of Wing and $1,235 related to the write-down of certain assets at the Wood.

    INTEREST EXPENSE. Interest expense increased $243 from $9,216 during the third quarter of 2000 to $9,459 during the third quarter of 2001 and increased $2,022 from $26,945 during the first nine months of 2000 to $28,967 during the first nine months of 2001. The increase in interest expense was due primarily to the additional debt of $38,000, under the Credit Facility, in connection with the acquisition of Ellison. In addition, the increase in interest expense includes the amortization of additional deferred financing costs incurred in connection with the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    Cash generated from operations and availability under the Companies' Revolving Credit Facility and availability under the Company's Accounts Receivable Securitization Facility are the Company's principal sources of liquidity. During the first nine months of 2001, cash was primarily used for increases in working capital, capital expenditures and debt payments. Net cash provided by operating activities was $34,964 during the first nine months of 2001 ($37,363 during the third quarter of 2001) compared to $4,532 during the first nine months of 2000 ($13,760 during the third quarter of 2000). The increase in cash provided by operating activities is largely due the receipt of proceeds from the accounts receivable securitization during the third quarter of 2001. Net cash used in investing activities during the first nine months of 2001 was $13,647 (2,636 during the third quarter of 2001) compared to $28,492 during the first nine months of 2000 ($24,112 during the third quarter of 2000). The decrease in cash used in investing activities was due primarily to the transfer of restricted cash as a result of the Wing and Atrium Wood divestitures during the third quarter of 2000. The current year capital expenditures are related to increasing plant capacity and automation. Cash used in financing activities during the first nine months of 2001 was $18,795 ($29,996 during the third quarter of 2001) compared to cash provided by financing activities of $26,057 during the first nine months of 2000 ($10,480 during the third quarter of 2000). The decrease from prior year was due to debt repayments required as a result of the accounts receivable securitization during 2001 and higher borrowings on the Company's credit facility during 2000.

OTHER CAPITAL RESOURCES

    In connection with the recapitalization, the Company entered into a Credit Agreement providing for a revolving facility in the amount of $30,000, which was increased to $40,000 in September 1999. In connection with the acquisition of Ellison, the Revolving Credit Facility was increased to $47,000, of which $10,000 is available under a letter of credit sub-facility. The revolving facility has a maturity date of September 30, 2004. Additionally, the Company has entered into an accounts receivable securitization program which will make additional funds available to the Company depending on working capital levels. At September 30, 2001, we had $31,705 of availability under the revolving facility, net of borrowings of $14,000 and outstanding letters of credit totaling $1,295. As of November 13, 2001, the Company had cash of $3,348 and $31,205 of availability under the Revolving Credit Facility, net of borrowings of $14,500 and outstanding letters of credit totaling $1,295. At September 30, 2001, the Company had $22,200 of availability under the securitization facility, subject to borrowing based requirements, net of securitizations of $27,800. As of November 13, 2001, the Company had $20,100 available under the securitization facility, net of securitizations of $29,900.

CAPITAL EXPENDITURES

    The Company had cash capital expenditures of $12,100 during the first nine months of 2001 ($3,431 during the third quarter of 2001) compared to $10,924 during the first nine months of 2000 ($6,606 during the third quarter of 2000). Capital expenditures during the first nine months of 2001 were largely a result of the Company's continued efforts to increase efficiency through automation at its various divisions as well as to increase plant capacity at the Company's Dallas-based aluminum and vinyl operations. The Company expects capital expenditures, including capitalization of software implementation costs (exclusive of acquisitions) in 2001 to be approximately $15,000, however, actual capital requirements may change.

    The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependant, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

NEW ACCOUNTING PRONOUNCEMENT

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The Company adopted SFAS No. 140 in the third quarter upon consummation of the asset securitization transaction discussed in Note 3.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard SFAS No. 141, "Business Combination," and SFAS
No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after September 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    The Company is currently assessing the impact of SFAS No. 141 and No. 142 and has not yet determined the effects these statements will have on its consolidated financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company on January 1, 2003. The Company is currently assessing the impact of SFAS No. 143 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company on January 1, 2002. The Company is currently assessing the impact of SFAS No. 144 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

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

    At September 30, 2001, the fair-value of the hedging instruments is a liability of $8,865 and is included in other comprehensive income and other long-term liabilities. The Company expects that none of this liability will require adjustment to expense within the next twelve months.

    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

    The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of September 30, 2001, the Company had $141,620 of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of September 30, 2001 is approximately 2 1/4 years.

    All derivatives are recognized on the balance sheet at their fair-value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair-value of a derivative that is highly effective as--and that is designated and qualifies as--a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. As of September 30, 2001, all hedges outstanding were highly effective.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--None

    (b) Reports on Form 8-K

       On August 14, 2001, in accordance with Item 5 of Form 8-K, the Company filed a Report on Form 8-K to announce that on July 31, 2001, the Company and certain of its subsidiaries ("the Originators") entered into an agreement whereby each Originator agreed to sell on a non-recourse basis, and on an ongoing basis, a pool of receivables comprising their entire trade receivable portfolio to a wholly owned bankruptcy-remote special purpose funding subsidiary Atrium Funding Corporation ("AFC") of the Company. On July 31, 2001, AFC entered into an agreement with Fairway Finance Corp., agented by BMO Nesbitt Burns, whereby AFC sold a pro rata share of the trade receivable portfolio for an aggregate payments of up to $50,000.

       On September 21, 2001, in accordance with Item 5 of Form 8-K, the Company filed a Report on Form 8-K to announce that Royal Group Technologies Limited (RYG: TSE, NYSE) has entered into agreements with Atrium Companies Inc. to acquire the extrusion assets of Atrium's subsidiary, Thermal Industries, Inc and to supply extruded profiles to Thermal Industries' fabricating operations.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ATRIUM COMPANIES, INC.
                                                       (Registrant)

Date: November 14, 2001                                By:               /s/ JEFF L. HULL
                                                            -----------------------------------------
                                                                           Jeff L. Hull
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                              DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Date: November 14, 2001                                By:               /s/ ERIC W. LONG
                                                            -----------------------------------------
                                                                           Eric W. Long
                                                              CHIEF FINANCIAL OFFICER, TREASURER AND
                                                                SECRETARY (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)