Form 10-Q
period 2002-03-31
ATRIUM COMPANIES INC
filed 2002-05-15
CIK 1029336

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-20095

Atrium Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2642488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1341 W. Mockingbird Lane, Suite 1200W, Dallas, Texas 75247, (214) 630-5757 (Address of principal executive offices, including zip code and telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
ATRIUM COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND OTHER COMPREHENSIVE LOSS For the Three Months Ended March 31, 2002 (Dollars in thousands, except share amounts) (Unaudited)
ATRIUM COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2002 and 2001 (Dollars in thousands) (Unaudited)
ATRIUM COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES

ATRIUM COMPANIES, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

INDEX

		Page

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	2
	Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	3
	Consolidated Statements of Stockholder’s Equity and Other Comprehensive Loss for the Three Months Ended March 31, 2002	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19-20
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	20
Items 2, 3, 4 and 5 are not applicable
Item 6.	Exhibits and Reports on Form 8-K	20
Signatures		21

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,702	$1,247
Accounts receivable, net	3,705	3,895
Retained interest in sold accounts receivable	24,374	14,373
Inventories	38,217	36,737
Prepaid expenses and other current assets	4,044	4,819
Deferred tax asset	1,570	1,426

Total current assets	73,612	62,497
PROPERTY, PLANT AND EQUIPMENT, net	56,401	55,755
GOODWILL, net	345,239	345,239
DEFERRED FINANCING COSTS, net	12,637	13,350
OTHER ASSETS, net	7,571	7,366

Total assets	$495,460	$484,207

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$6,180	$6,191
Accounts payable	29,154	18,539
Accrued liabilities	29,422	29,671

Total current liabilities	64,756	54,401

LONG-TERM LIABILITIES:
Notes payable	306,290	304,363
Deferred tax liability	1,570	1,426
Other long-term liabilities	676	707
Swaps contract liability	4,668	6,821

Total long-term liabilities	313,204	313,317

Total liabilities	377,960	367,718

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in capital	203,527	203,552
Accumulated deficit	(80,482)	(78,794)
Accumulated other comprehensive loss	(5,545)	(8,269)

Total stockholder’s equity	117,500	116,489

Total liabilities and stockholder’s equity	$495,460	$484,207

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	2002	2001

NET SALES	$113,289	$110,623
COST OF GOODS SOLD	78,242	76,074

Gross profit	35,047	34,549

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	26,628	24,696
Securitization expense	256	—
Stock compensation expense	75	145
Amortization expense	804	3,535

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
EXPENSES	27,763	28,376

Income from operations	7,284	6,173
INTEREST EXPENSE	9,032	10,005
OTHER INCOME, net	216	139

Loss before income taxes	(1,532)	(3,693)
PROVISION FOR INCOME TAXES	156	214

NET LOSS	$(1,688)	$(3,907)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND

OTHER COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2002
(Dollars in thousands, except share amounts)
(Unaudited)

					Accumulated
				Retained	Other
	Common Stock			Earnings	Comprehensive	Total
			Paid-in	(Accumulated	Income	Stockholder’s
	Shares	Amount	Capital	Deficit)	(Loss)	Equity

Balance, December 31, 2001	100	$—	$203,552	$(78,794)	$(8,269)	$116,489
Distributions to Atrium Corporation, net	—	—	(25)	—	—	(25)
Comprehensive income (loss):
Net loss	—	—	—	(1,688)	—	(1,688)
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	2,724	2,724

Total comprehensive income (loss)	—	—	—	(1,688)	2,724	1,036

Balance, March 31, 2002	100	$—	$203,527	$(80,482)	$(5,545)	$117,500

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,688)	$(3,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,429	5,787
Non-cash stock compensation expense	75	—
Amortization of deferred financing costs	753	633
Accretion of discount on notes payable	49	44
Accretion of gain from interest rate collars	—	(82)
Amortization of gain from sale/leaseback of building	(9)	(2)
Provision for bad debts	201	190
Gain on sales of assets	—	(6)
Deferred tax provision (benefit)	—	(1,420)
Changes in assets and liabilities:
Accounts receivable	(6,410)	(5,299)
Sale of accounts receivable	(3,600)	—
Inventories	(1,480)	(2,055)
Prepaid expenses and other current assets	735	778
Accounts payable	8,729	5,362
Accrued liabilities	245	1,022

Net cash provided by operating activities	1,029	1,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,280)	(4,769)
Proceeds from sales of assets	(10)	27
Other assets	(1,013)	(872)

Net cash used in investing activities	(4,303)	(5,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable and capital lease obligations	(9)	(77)
Net borrowings under revolving credit facility	3,250	3,500
Scheduled principal payments on term notes	(1,374)	(1,490)
Distributions to Atrium Corporation, net	(25)	(106)
Checks drawn in excess of bank balances	1,887	1,621

Net cash provided by financing activities	3,729	3,448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	455	(1,121)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,247	4,646

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,702	$3,525

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
(Dollars in thousands, except share amounts)
(Unaudited)

1.     Basis of Presentation

      The unaudited consolidated financial statements of Atrium Companies, Inc. (the “Company”) for the three months ended March 31, 2002 and 2001, and financial position as of March 31, 2002 and December 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      These consolidated financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2001 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

2.     New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for the Company on January 1, 2003. The Company is currently assessing the impact of SFAS 143 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, Accounting for Leases, and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for the Company on January 1, 2003. The Company is currently assessing the impact of SFAS 145 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

3.	Adoption of SFAS No. 141 — “Business Combinations,” SFAS No. 142 — “Goodwill and Other Intangible Assets” and SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets”

      In June 2001, the FASB issued SFAS No. 141 (“SFAS 141”), “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of

ATRIUM COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill as of such date. Amortization expense for goodwill for the three months ended March 31, 2001 was $2,927. The Company has completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairment was deemed to exist. In accordance with requirements of SFAS 142, the Company will review goodwill for impairment during the fourth quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present.

      As shown in the following table, the Company would have reported a net loss of $980 during the three months ended March 31, 2001 if the goodwill amortization included in the Company’s net loss, as reported, had not been recognized.

	Three Months Ended
	March 31,

	2002	2001

Net loss as reported	$(1,688)	$(3,907)
Adjustment:
Goodwill amortization	—	2,927

Adjusted net loss	$(1,688)	$(980)

      The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), effective January 1, 2002. SFAS 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” However, SFAS 144 provides new guidance intended to address certain implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS 144 did not have a significant effect on the Company as of January 1, 2002.

4.     Inventories

      Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

	March 31,	December 31,
	2002	2001

Raw materials	$22,644	$24,209
Work-in process	1,157	1,000
Finished goods	14,233	11,225

	38,034	36,434
LIFO reserve	183	303

	$38,217	$36,737

ATRIUM COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Notes Payable

      Notes payable consisted of the following:

	March 31,	December 31,
	2002	2001

Revolving credit facility	$3,250	$—
Term loan A	7,371	8,185
Term loan B	59,700	59,980
Term loan C	69,267	69,547
Senior subordinated notes	175,000	175,000
Other	19	28

	314,607	312,740
Less:
Unamortized discount on senior subordinated notes	(2,137)	(2,186)
Current portion of notes payable	(6,180)	(6,191)

Long-term debt	$306,290	$304,363

      The Credit Agreement requires the Company to meet certain financial tests pertaining to interest coverage, fixed charge coverage and leverage. As of March 31, 2002, the Company was in compliance with all related covenants.

      Additionally, the Term Loans have an “excess cash flows” provision mandating additional principal payments if certain cash flow targets are met annually at December 31. An excess cash flow payment of $684 was made in April 2002 related to the December 31, 2001 cash flow results and has been reflected in current maturities of long-term debt. There was no excess cash flow payment required in 2001.

      The Company uses interest rate swap agreements to hedge exposure to interest rate fluctuations. At December 31, 2001, the Company had interest rate swaps with notional amounts totaling $137,500. In March 2002, the Company amended the notional amount of one of the swaps in order to maintain hedge effectiveness. At March 31, 2002, the total notional amount of swaps was $135,500.

6.     Contingencies

      The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

      The Company has five unionized facilities within the State of Texas, four of which are represented by the Union of Needletrades, Industrial and Textile Employees (“UNITE!”) and one is represented by the Sheet Metal International Association. During May of 2001, the Company entered into a new three-year collective bargaining agreement with UNITE! All of these collective bargaining agreements will expire in 2004. Due to the decision to close the Woodville, Texas facility in early 2002, the Company negotiated a termination agreement with the Sheet Metal International Association resulting in a termination of this contract.

      The Company is involved in various stages of investigation and cleanup related to environmental protection matters, some of which relate to waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to: the uncertainty as to the extent of pollution; the complexity of government laws and regulations and their interpretations; the varying costs and

ATRIUM COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of recovery; and the questionable level of the Company’s involvement. In 1988, the Company was named as a potentially responsible party (“PRP”) in two superfund sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended.

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

      The second site is the Diaz Refinery site in Jackson County, Arkansas. There is no documentation linking the Company to the site. In connection with a De Minimis Buyout Agreement, the Company paid $11 to exclude itself from future liability. Because of the lack of documentation linking the Company to the site and the De Minimis Buyout Agreement, it is not expected that the costs will be incurred in the future. Records indicate that, through agreements with the site’s steering committee and the Arkansas Department of Pollution Control (the “ADPCE”), the Company will not receive any orders or be allocated additional costs for continuing work because the Company does not have a volume contribution assigned to the site (because of the lack of records showing it used the site). The facility was a solvent recovery, supplemental fuel blending and hazardous waste facility from the mid 1970s to 1988, resulting in impacted soil and groundwater. In 1995, the ADPCE approved a work plan and no further requirements have been assigned. Additionally, monitoring actions were completed in 2000 and no further activities have occurred since then.

      The Company believes that based on the information currently available, including the substantial number of other PRP’s and relatively small share allocated to it at such sites, its liability, if any, associated with either of these sites will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      The Company owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are not expected to exceed $150. The previous owner of the property has established an escrow of $400 to remediate the associated costs. This property was sold in December 1999. The Company has established a letter of credit of $250 to cover any costs of remediation exceeding the previous owner’s escrow. The Company believes the existing escrow amount is adequate to cover costs associated with this clean-up. No additional liabilities are believed to exist in regards to the Company’s remaining operations.

7. Wing Divestiture and Woodville Closing

      During the period ended March 31, 2002, the Company reduced its accrued provisions for the Wing divestiture by $755 for exit costs related to idle facilities. In the same period, the Company reduced its accrued provisions for the Woodville closing by insignificant amounts.

ATRIUM COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Subsidiary Guarantors

      In connection with the Company’s Notes, the Company’s payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of Arizona, Atrium Door and Window Company — West Coast, Atrium Vinyl, Inc. (formerly known as Heat, Inc.), Thermal Industries, Inc., Atrium Door and Window Company of the Northwest (formerly known as Best Built, Inc.), Atrium Door and Window Company of the Rockies (formerly known as Champagne Industries, Inc.), Wing Industries, Inc., R.G. Darby Company, Inc., Total Trim, Inc. and Atrium Extrusion Systems, Inc. (formerly known as VES, Inc.) (collectively, the Guarantor Subsidiaries). The operations and cash flows of all subsidiaries are presented for all periods covered except for Atrium Funding Corporation (Non-Guarantor Subsidiary) which is presented since its date of inception on July 9, 2001. The balance sheet information includes all subsidiaries as of March 31, 2002 and December 31, 2001. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. No single Guarantor Subsidiary has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

      The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including senior indebtedness) which the Company may incur.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2002
(Dollars in thousands)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiary	Parent	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(43,151)	$(9,314)	$49,971	$4,196	$1,702
Accounts receivable, net	3,705	—	—	—	3,705
Retained interest in sold accounts receivable	—	24,374	—	—	24,374
Inventories	16,405	—	22,771	(959)	38,217
Prepaid expenses and other current assets	1,489	—	2,526	29	4,044
Deferred tax asset	7,084	—	—	(5,514)	1,570

Total current assets	(14,468)	15,060	75,268	(2,248)	73,612
PROPERTY, PLANT AND EQUIPMENT, net	19,660	—	36,744	(3)	56,401
GOODWILL, net	167,899	—	177,340	—	345,239
DEFERRED TAX ASSET	—	—	231	(231)	—
DEFERRED FINANCING COSTS, net	—	—	12,637	—	12,637
OTHER ASSETS, net	1,460	—	6,111	—	7,571

Total assets	$174,551	$15,060	$308,331	$(2,482)	$495,460

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,223	$—	$3,957	$—	$6,180
Deferred tax liability	—	—	231	(231)	—
Accounts payable	8,240	—	16,718	4,196	29,154
Accrued liabilities	6,997	60	22,336	29	29,422

Total current liabilities	17,460	60	43,242	3,994	64,756

LONG-TERM LIABILITIES:
Notes payable	110,182	—	196,108	—	306,290
Deferred tax liability	7,084	—	—	(5,514)	1,570
Other long-term liabilities	551	—	125	—	676
Swaps contract liability	—	—	4,668	—	4,668

Total long-term liabilities	117,817	—	200,901	(5,514)	313,204

Total liabilities	135,277	60	244,143	(1,520)	377,960

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—
Paid-in capital	36,014	18,259	149,254	—	203,527
Retained earnings (accumulated deficit)	3,260	(3,259)	(79,521)	(962)	(80,482)
Accumulated other comprehensive loss	—	—	(5,545)	—	(5,545)

Total stockholder’s equity	39,274	15,000	64,188	(962)	117,500

Total liabilities and stockholder’s equity	$174,551	$15,060	$308,331	$(2,482)	$495,460

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2002
(Dollars in thousands)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiary	Parent	Eliminations	Consolidated

NET SALES	$42,304	$—	$80,135	$(9,150)	$113,289
COST OF GOODS SOLD	28,174	—	59,218	(9,150)	78,242

Gross profit	14,130	—	20,917	—	35,047

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	11,573	201	14,854	—	26,628
Securitization expense (income)	—	326	(70)	—	256
Stock compensation expense	—	—	75	—	75
Amortization expense	309	—	495	—	804

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	11,882	527	15,354	—	27,763

Income (loss) from operations	2,248	(527)	5,563	—	7,284
INTEREST EXPENSE	3,365	—	5,667	—	9,032
OTHER INCOME, net	6	—	210	—	216

Income (loss) before income taxes	(1,111)	(527)	106	—	(1,532)
PROVISION FOR INCOME TAXES	156	—	—	—	156

NET INCOME (LOSS)	$(1,267)	$(527)	$106	$—	$(1,688)

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2001
(Dollars in thousands)

	Guarantor		Reclassification/
	Subsidiaries	Parent	Eliminations	Consolidated

NET SALES	$43,888	$73,514	$(6,779)	$110,623
COST OF GOODS SOLD	29,132	54,089	(7,147)	76,074

Gross profit	14,756	19,425	368	34,549

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding stock compensation and amortization expense)	11,718	13,057	(79)	24,696
Stock compensation expense	—	145	—	145
Amortization expense	1,649	1,886	—	3,535

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	13,367	15,088	(79)	28,376

Income (loss) from operations	1,389	4,337	447	6,173
INTEREST EXPENSE	4,300	5,705	—	10,005
OTHER INCOME, net	16	256	(133)	139

Income (loss) before income taxes	(2,895)	(1,112)	314	(3,693)
PROVISION FOR INCOME TAXES	(376)	590	—	214

NET INCOME (LOSS)	$(2,519)	$(1,702)	$314	$(3,907)

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002
(Dollars in thousands)

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiary	Parent	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$2,594	$(10,589)	$9,024	$—	$1,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,184)	—	(2,096)	—	(3,280)
Proceeds from sales of assets	(14)	—	4	—	(10)
Other assets	(179)	—	(834)	—	(1,013)

Net cash used in investing activities	(1,377)	—	(2,926)	—	(4,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	527	(527)	—	—
Payments of notes payable and capital lease obligations	(4)	—	(5)	—	(9)
Net borrowings under revolving credit facility	1,169	—	2,081	—	3,250
Scheduled principal payments on term notes	(14,092)	—	12,718	—	(1,374)
Distributions to Atrium Corporation, net	—	—	(25)	—	(25)
Checks drawn in excess of bank balances	—	—	—	1,887	1,887

Net cash provided by (used in) financing activities	(12,927)	527	14,242	1,887	3,729

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,710)	(10,062)	20,340	1,887	455
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(31,441)	748	29,631	2,309	1,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(43,151)	$(9,314)	$49,971	$4,196	$1,702

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2001
(Dollars in thousands)

	Guarantor
	Subsidiaries	Parent	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$4,010	$(4,587)	$1,622	$1,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(694)	(4,075)	—	(4,769)
Proceeds from sales of assets	—	27	—	27
Other assets	—	(872)	—	(872)

Net cash used in investing activities	(694)	(4,920)	—	(5,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	—	3,500	—	3,500
Payments of notes payable and capital lease obligations	—	(77)	—	(77)
Scheduled principal payments on term notes	—	(1,490)	—	(1,490)
Distributions to Atrium Corporation, net	—	(106)	—	(106)
Checks drawn in excess of bank balances	—	1,621	—	1,621

Net cash provided by financing activities	—	3,448	—	3,448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,316	(6,059)	1,622	(1,121)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(34,019)	31,236	7,429	4,646

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(30,703)	$25,177	$9,051	$3,525

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Statements

      This 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to the Company that are based on the beliefs of management. When used in this 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company or the Company’s management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the risks and uncertainties regarding the operations and the results of operations of the Company as well as its customers and suppliers, including the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Results of Operations

      The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the first quarter ended March 31, 2002 are not necessarily indicative of results expected for the full year.

      Net Sales. Net sales increased by $2,666 from $110,623 during the first quarter of 2001 to $113,289 during the first quarter of 2002. The increase during the first quarter was the result of increased sales volume at the Company’s aluminum and vinyl window operations. The aluminum operations increased approximately $3,355 or a 9.4% growth rate. The vinyl operations increased approximately $2,682 or a 4.9% growth rate. This was offset by a $3,361 or a 17.1% decrease in sales at the Company’s Darby and aluminum extrusion operations. The extrusion operations were down primarily due to declines in aluminum prices, while the Darby decline was a result of softer demand in the multi-family market.

      Cost of Goods Sold. Cost of goods sold increased from 68.8% of net sales during the first quarter of 2001 to 69.1% of net sales during the first quarter of 2002. Material cost of goods sold decreased from 41.3% of net sales during the first quarter of 2001 to 40.6% of net sales during the first quarter of 2002. This decrease as a percentage of net sales was primarily due to lower cost of materials due to our increased purchasing power and the realization of synergies from acquisitions made in prior years. This decrease was partially offset by changes in consumer price indices that resulted in a non-cash increase in cost of goods sold of approximately $272 related to accounting for inventories under the LIFO method. Direct manufacturing expenses increased from 27.4% of net sales during the first quarter of 2001 to 28.4% of net sales during the first quarter of 2002. This increase was primarily due to the additional expense related to the shutdown costs of the Woodville, Texas facility and additional expenses incurred due to the successful defense against a union organizing effort at one of the Company’s facilities.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $1,932 from $24,696 (22.3% of net sales during the first quarter of 2001) to $26,628 (23.5% of net sales during the first quarter of 2002). The increase was partially due to an increase in bonus compensation expense of approximately $500 during the first quarter of 2002 compared to the first quarter of 2001. The increase was also due to legal expenses of approximately $350 which partially relate to the successful defense against a union organizing effort at one of the Company’s facilities and establishment of the Company’s new operations in Mexico. Additionally, delivery and selling expenses increased due to the increase in sales, as these expenses are primarily variable.

      Securitization Expense. During the first quarter of 2002, the Company incurred securitization expense of $256 on the sale of the Company’s accounts receivable which represented the interest expense and commitment fee components of the transaction.

      Stock Compensation Expense. Stock compensation expense increased from $0 during the first quarter of 2001 to $75 during the first quarter of 2002. The increase represents payment in the form of Atrium Corporation common stock for management fees paid to the Company’s equity sponsor.

      Amortization Expense. Amortization expense decreased $2,731 from $3,535 during the first quarter of 2001 to $804 during the first quarter of 2002. The decrease was due to the Company’s adoption of SFAS No. 142 (see Note 3) which eliminates the amortization of goodwill and subjects it to an annual impairment test.

      Interest Expense. Interest expense decreased $973 from $10,005 during the first quarter of 2001 to $9,032 during the first quarter of 2002. The decrease was due to reduced debt levels as a result of working capital improvements and the execution of the accounts receivable securitization facility in August 2001 from which the proceeds were used to repay long-term debt.

Liquidity and Capital Resources

      Cash generated from operations, availability under the Company’s Revolving Credit Facility and availability under the Company’s Accounts Receivable Securitization Facility are the Company’s principal sources of liquidity. During the first quarter of 2002, cash was primarily used for capital expenditures and debt payments. Net cash provided by operating activities was $1,029 during the first quarter of 2002 compared to $1,045 during the first quarter of 2001. The decrease in cash provided by operating activities is largely due to an increase in accounts receivable and a reduction in amounts sold under the accounts receivable securitization facility offset by an increase in accounts payable. Net cash used in investing activities during the first quarter of 2002 was $4,303 compared to $5,614 during the first quarter of 2001. The decrease in cash used in investing activities was due primarily to reduced capital expenditures during the first quarter of 2002 compared to the first quarter of 2001. Cash provided by financing activities during the first quarter 2002 was $3,729 compared to $3,448 during the first quarter of 2001. The increase in cash provided by financing activities is primarily due to increased checks drawn in excess of bank balances.

      Additionally, the Term Loans have an “excess cash flows” provision mandating additional principal payments if certain cash flow targets are met annually at December 31. An excess cash flow payment of $684 was made in April 2002 related to the December 31, 2001 cash flow results and has been reflected in current maturities of long-term debt. There was no excess cash flow payment required in 2001.

Other Capital Resources

      In connection with the 1998 recapitalization, the Company entered into a Credit Agreement providing for a revolving facility in the amount of $30,000, which was increased to $40,000 in September 1999. In connection with the acquisition of Ellison, the revolving credit facility was increased to $47,000, which includes a $10,000 letter of credit sub-facility. The revolving facility has a maturity date of June 30, 2004. Additionally, the Company has an accounts receivable securitization facility which will make additional funds available to the Company depending on accounts receivable levels. At March 31, 2002, the Company had $40,983 of availability under the revolving facility, net of borrowings of $3,250 and outstanding letters of credit totaling $2,767. As of May 13, 2002, the Company had cash of $2,178 and $38,983 of availability under the Revolving Credit Facility, net of borrowings of $5,250 and outstanding letters of credit totaling $2,767. At March 31, 2002, the Company had $26,200 of availability under the securitization facility, subject to borrowing based requirements, net of securitizations of $23,800. As of May 13, 2002, the Company had $19,400 available under the securitization facility, net of securitizations of $30,600.

Capital Expenditures

      The Company had net cash capital expenditures of $3,290 during the first quarter of 2002 compared to $4,742 during the first quarter of 2001. Capital expenditures during the first quarter of 2002 were largely a result of the Company’s continued efforts to increase efficiency through automation at its various divisions. The Company expects capital expenditures (exclusive of acquisitions, if any) in 2002 to be approximately $13,500, however, actual capital requirements may change based on management and strategic decisions.

      The Company’s ability to meet debt service, working capital obligations and capital expenditure requirements is dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company’s control.

New Accounting Pronouncements

      In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for the Company on January 1, 2003. The Company is currently assessing the impact of SFAS 143 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends FASB Statement No. 13, Accounting for Leases, and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for the Company on January 1, 2003. The Company is currently assessing the impact of SFAS 145 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

Adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 144

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization expense for goodwill for the three months ended March 31, 2001 was $2,927.

      The Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” However, SFAS 144 provides new guidance intended to address certain implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS 144 did not have a significant effect on the Company as of January 1, 2002.

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

      On November 1, 2000, the Company entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in November 2003. The fair value of this swap is a liability of $4,668 and is included in swap contract liability.

      On December 8, 2000, the Company entered into a $40,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.15% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. In March 2002, the Company amended the swap notional amount to $35,500 to maintain hedge effectiveness. This swap expires in December 2002. The fair value of this swap is a liability of $877 and is included in accrued liabilities.

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

      (a) Exhibits — None

      (b) Reports on Form 8-K — None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRIUM COMPANIES, INC.
(Registrant)

Date: May 15, 2002

By:	/s/ JEFF L. HULL

Jeff L. Hull
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2002

By:	/s/ ERIC W. LONG

Eric W. Long
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and
Accounting Officer)