Form 10-K
period 2002-12-31
ATRIUM COMPANIES INC
filed 2003-03-31
CIK 1029336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from to .

Commission File Number 333-20095

Atrium Companies, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	75-2642488
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1341 West Mockingbird Lane

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

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      As of March 31, 2003, the registrant had 100 shares of Common Stock, par value $.01 per share outstanding.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

2002 FORM 10-K

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

Organizational Structure

      Either of the terms Company or Atrium refers to Atrium Companies, Inc. (the Registrant) and its subsidiaries after our 1998 recapitalization described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The table below sets forth each of the Company’s wholly-owned subsidiaries and its date of inception or acquisition, as applicable.

Year of
Subsidiary	Inception/Acquisition(a)

• Northeast:
Atrium Door and Window Company of the Northeast	1996
(formerly known as Vinyl Building Specialists of Connecticut, Inc.)
Atrium Door and Window Company of New England	n/a
(formerly known as Bishop Manufacturing Company of New England, Inc. and since merged into Atrium Door and Window Company of the Northeast)
Atrium Door and Window Company of New York	n/a
(formerly known as Bishop Manufacturing Co. of New York, Inc. and since merged into Atrium)

Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of New England, and Atrium Door and Window Company of New York are collectively referred to as “Northeast” (acquired entities collectively referred to as “Bishop.”)

• West Coast:
Atrium Door and Window Company – West Coast	1997
(formerly known as H-R Window Supply, Inc.)
Atrium Door and Window Company – West Coast is referred to as “West Coast.”
• Arizona:
Atrium Door and Window Company of Arizona	1998
Atrium Door and Window Company of Arizona is referred to as “Arizona.”
• Darby:
R.G. Darby Company, Inc.	1998
Total Trim, Inc.	1998
R.G. Darby Company – South (since merged into Door Holdings, Inc.)	n/a
Total Trim, Inc. – South (since merged into Door Holdings, Inc.)	n/a

Year of
Subsidiary	Inception/Acquisition(a)

Door Holdings, Inc. (since merged into Atrium)	n/a
R.G. Darby Company, Inc., Total Trim, Inc., R.G. Darby Company – South, Total Trim, Inc. – South, and Door Holdings, Inc. are collectively referred to as “Darby.”
R.G. Darby Company – South and Total Trim, Inc. – South are collectively referred to as “Darby – South.”
• Wing:
Wing Industries, Inc.	1998
Wing Industries Holdings, Inc. (since merged into Atrium)	n/a
Wing Industries, Inc. and Wing Industries Holdings, Inc. are collectively referred to as “Wing.”
• Rockies:
Atrium Door and Window Company of the Rockies	1999
(formerly known as Champagne Industries, Inc. and formerly referred to as “Champagne”)
Atrium Door and Window Company of the Rockies is referred to as “Rockies.”
• Heat:
Atrium Vinyl, Inc.	1999
(formerly known as Heat, Inc.)
Thermal Industries, Inc.	1999
Thermal Industries, Inc. is referred to as “Thermal.”
Atrium Door and Window Company of the Northwest	1999
(formerly known as Best Built, Inc.)
Atrium Door and Window Company of the Northwest is referred to as “Northwest.”
Atrium Vinyl Inc., Thermal Industries, Inc. and Atrium Door and Window Company of the Northwest are collectively referred to as “Heat.”
• Ellison:
Atrium Extrusion Systems, Inc.	2000
(formerly known as VES, Inc.)
Atrium Extrusion Systems, Inc. and Atrium’s Ellison Windows and Doors division are collectively referred to as “Ellison.”
• Atrium Funding Corporation	2001
• Mexico:
Atrium Ventanas de Mexico	2002
Atrium Servicios de Mexico	2002
Atrium Ventanas de Mexico and Atrium Servicios de Mexico are collectively referred to as “Atrium Mexico.”
• MD Casting, Inc.	2003

(a)	Year of inception/acquisition presented for currently existing subsidiaries, only.

      All Atrium Corporation share amounts are adjusted for its December 31, 2001 reverse stock split of 1,000 for one.

The Company

      We were founded in 1948 and believe we are one of the largest manufacturers and distributors of residential non-wood windows and patio doors in the United States based on our net sales for the year ended

December 31, 2002. We offer a complete product line of aluminum and vinyl windows and patio doors to our customers, which include leading national homebuilders and home center retailers such as Pulte, D.R. Horton and The Home Depot, Inc. We have grown rapidly through a combination of internal growth and complementary acquisitions.

      We have a balanced business mix, as measured by management’s estimates of the percentage of net sales during 2002 and 2001 derived from the market segments we serve and the material types we use in our products which is reflected in the following table:

	Year Ended

	December 31, 2002		December 31, 2001

	(in thousands)
Market Segment
Repair and remodeling	$241,418	45%	$248,190	48%
New construction	294,881	55%	268,873	52%

	536,299	100%	517,063	100%

Material Type
Vinyl	$289,284	54%	$282,488	55%
Aluminum	179,702	33%	160,216	31%
Other products and services, including sales of aluminum and vinyl extrusions	67,313	13%	74,359	14%

	$536,299	100%	$517,063	100%

      Our balance between the repair and remodeling and new construction market segments is particularly important as we estimate that sales to the repair and remodeling market segment represented approximately 2/3 of window and patio door industry unit sales in 2002.

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

      We have 45 manufacturing facilities and distribution centers strategically located in 22 states to service customers on a nationwide basis. We also have a distribution center located in Mexico City, Mexico. We distribute through multiple channels, including direct distribution to homebuilders, multi-family builders, remodelers/ contractors, one-step distribution through home centers, lumberyards and retail distributors, and two-step distribution to wholesale distributors who subsequently resell to lumberyards and retail distributors. We believe that our multi-channel distribution network allows us to reach the greatest number of end customers and provide nationwide service to those customers.

      We are vertically integrated with operations that include:

•	The extrusion of aluminum and vinyl, which is utilized internally in our fabrication operations or sold to third parties.

•	The manufacture and assembly of window and patio door units, the pre-hanging of doors, and the sale of such units to homebuilders, multi-family builders, remodelers/contractors, home centers, lumberyards, retail and wholesale distributors.

•	A turn-key installation program for multi-family builders in which we supply and install many of our products, including windows and patio doors.

•	The sale of finished products to homebuilders and remodelers/contractors through company-owned distribution centers located across the United States.

      We have completed ten acquisitions since 1996, and we believe that we are well-positioned to be a leader in the consolidation of the residential window and patio door industry because of our size, rapid organic growth and our ability to integrate acquisitions successfully.

Competitive Strengths

      We believe that we have a competitive advantage in our markets due to our following competitive strengths:

•	Leading Market Positions. We are one of the largest suppliers of residential non-wood windows and patio doors in the United States with a domestic market share exceeding 7%. Based on management estimates, we believe that we have a leading market position in the residential aluminum and vinyl window and patio door product categories.

•	Strong Brand Name Recognition. Our brands are well recognized in the building trade and are a distinguishing factor in customer selection. The Atrium® brand of windows and patio doors has been in existence for over 25 years and is recognized for its quality and value. In addition, we believe Atrium® is among the most-recognized brand names in the aluminum and vinyl window and patio door market segments. We believe there are significant opportunities to leverage our existing brands by targeting cross-selling opportunities and by re-branding certain products.

•	Complete, High-Quality Product Offering. We are one of the few suppliers with a complete line of residential non-wood windows and patio doors in the United States. The ability to source windows and patio doors from a single supplier is a cost-saving opportunity for national homebuilders and home centers. This distribution flexibility and nationwide presence distinguishes us as a “one-stop” solution for customers’ window and patio door needs.

•	Multi-Channel Distribution Network. We have a multi-channel distribution network that includes direct, one-step and two-step distribution as well as 29 company-owned distribution centers. Our distribution strategy maximizes our market penetration and reduces reliance upon any one distribution channel for the sale of our products. Furthermore, as a manufacturer and distributor of windows and doors for more than four decades, we have developed long-standing relationships with key distributors in our markets. In each instance, we seek to secure a leading distributor in each of our markets. If we cannot secure a top-tier distributor in a desired geographic market, we will consider the acquisition or start up of our own distribution center in that market.

•	Established and Diversified Customer Base. We have developed strong relationships with our current customer base, which includes over 15,000 active accounts. We have strong relationships with some of the leading companies in home and multi-family building, including Pulte, D.R. Horton and Summit Contractors, and home center retailing, including The Home Depot. Our customers are geographically diversified and our sales are balanced between the repair and remodeling and new construction market segments, which provides increased stability to our business.

•	Low Cost, Vertically Integrated Manufacturer. We believe that we are one of the industry’s lowest cost providers based on our strong operating margins relative to our competitors. Our vertically integrated structure enables us to control all facets of the production and sale of windows and patio doors, eliminating incremental outsourcing costs. For our window and patio door products, our integrated operations, including extrusion, fabrication and distribution enable us to reduce inventory, improve production scheduling and optimize quality control.

Business Strategy

      Our goal is to increase revenue growth and profitability and to strengthen our leadership position in the residential non-wood window and patio door industry through the following initiatives:

•	Enhance National Presence. We will continue to focus our core efforts on maintaining and developing our nationwide market share, including enhancing our strong presence in our existing high growth markets such as the southern and western United States. Our acquisitions have helped to further our geographic coverage and, we believe, combined with the implementation of cross-selling initiatives, will continue to facilitate our growth. We will also seek to enhance our nationwide capabilities by selectively starting or acquiring operations that complement our geographic coverage and product offerings. During 2002, we opened a distribution center in Mexico City, Mexico for the distribution of windows and extrusion.

•	Extend and Cross-Sell Product Offerings. We are taking advantage of cross-selling opportunities by marketing vinyl windows and patio doors to our traditional aluminum window and patio door customers and aluminum windows and patio doors to our traditional vinyl window and patio door customers and adding additional styles and designs to address specific regional product preferences. We also maintain training and incentive programs to ensure that our divisional sales forces market our complete product line of windows and patio doors.

•	Capitalize on Atrium® Brand Name. We will seek to continue to leverage the strength of our nationally recognized Atrium® brand name that has been in existence for over 25 years. We believe that leveraging the Atrium® name across our products and on a nationwide scale will enhance our brand name recognition. For example, we see a significant opportunity in transferring the Atrium® brand to recently acquired product lines. Further, we will continue trade advertising initiatives to maintain our high brand awareness in the industry.

•	Continue to Pursue Operational Efficiencies. Our team of highly experienced managers seeks to achieve improvements by closely scrutinizing our operations and applying best practices and continuous improvement programs across all of our divisions. We have been successful in improving the efficiency and productivity of our operations by automating manufacturing processes, improving logistics, implementing a company-wide information system, successfully integrating acquisitions and leveraging working capital requirements. We continue to analyze additional opportunities to improve operational efficiencies, including consolidating and expanding our aluminum extrusion operations, increasing capacity utilization at all of our manufacturing facilities and leveraging our size to realize purchasing savings.

•	Refine Product Offering to Maximize Profitability. We plan to continually evaluate our product offering in terms of both customer needs and overall profitability. The result will be an offering of products that is diverse enough to satisfy varied regional product preferences while at the same time providing maximum profitability to us. For example, we made a decision during 2000 to divest of Wing, our wood door manufacturing unit, and Wood, our wood patio door manufacturing unit. The divestitures resulted in an exit from the low margin commodity based business of wood doors, reduced our exposure to the sometimes volatile wood materials market and lead to an overall increase in our profitability.

•	Make Selective Strategic Acquisitions. We have successfully consummated and integrated ten acquisitions since 1996, in each case lowering operating costs. We intend to take advantage of the fragmented market for window and patio door manufacturers by acquiring companies that present identifiable cost savings opportunities and add to our existing product lines, market share and targeted geographic coverage. As we continue our acquisition program, we believe we can leverage our experience in integrating acquisitions and maximizing cost savings and productivity enhancements. Additionally, we believe our size and national presence will be attractive to companies looking to combine with an industry leader.

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

      We estimate that our product mix, as a percentage of net sales in 2002 and 2001 is as follows:

	Year Ended	Year Ended
	December 31, 2002	December 31, 2001

Product Type
Windows	77%	74%
Patio Doors	8	12
Other products and services, including sale of aluminum and vinyl extrusions	15	14

	100%	100%

      Windows. We had approximately $411 million in net sales from the sale of windows in 2002. We estimate that our net sales from the sales of windows in 2002 were comprised of 40% from the sale of aluminum products and 60% from vinyl products. Our window products include sliders, single hung, double hung and casement products and are sold under the Atrium®, H-R WindowsTM, ThermalTM, Ellison®, Best BuiltTM and Kel-StarTM brand names, as well as private label brand names.

      The demand for our aluminum and vinyl products vary by region:

•	Aluminum — Aluminum windows are the product of choice in the southern United States due to the region’s warmer weather and value-conscious customers. Aluminum is the most appropriate fenestration material for the region because thermal efficiency is less important and the product is sold at a lower cost than either vinyl or wood.

•	Vinyl — Demand for vinyl windows, particularly in colder climates, has significantly increased over the last ten years as vinyl windows have gained acceptance as a substitute for wood windows. This trend has been strengthened as prices for vinyl windows have become more competitive with wood products and durability and energy efficiency have improved. We entered the vinyl window market in mid-1995 and have increased sales of vinyl windows by leveraging the Atrium® brand name, leveraging our distribution channels and through strategic acquisitions. The acquisitions by Atrium Companies, Inc. (the previous registrant) of Bishop in 1996 and the assets of the Western Window Division of Gentek Building Products, Inc. (now known as West Coast) in 1997, and the acquisitions by the Company of Heat and Champagne in 1999 and Ellison in 2000 increased our presence in the vinyl window business such that sales of vinyl windows represent approximately 46% of our total net sales in 2002, as compared to approximately 32% of our total net sales in 2000.

      Patio Doors. We had approximately $43 million in net sales from the sale of patio doors in 2002. Our patio door products are sold under the Atrium®, Best BuiltTM, H-R WindowsTM and Ellison® brand names.

      Other Products and Services. We had approximately $82 million in net sales from the sale of other products and services in 2002. Our other products include deck and dock products, patio enclosures and extruded aluminum and vinyl profiles for a variety of industries, including various competitors of our window and door fabrication operations. The deck and dock products are made of vinyl and serve as an alternative to the more traditional wood counterpart. The enclosures are custom built to any size and are made from aluminum and vinyl product.

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

Sales, Marketing and Distribution

      One of the key components of our marketing strategy is to capitalize on the complementary nature of our distribution channels. We have a multi-channel distribution network that includes direct, one-step and two-step distribution as well as 29 company-owned distribution centers. Our distribution strategy maximizes our market penetration and reduces reliance upon any one distribution channel for the sale of our products. Furthermore, as a manufacturer and distributor of windows and patio doors for more than four decades, we have developed long-standing relationships with key distributors in each of our markets. In each instance, we seek to secure the leading distributors in each market. If we cannot secure a top-tier distributor in a desired geographic market, we will consider the acquisition or start up of our own distribution center in that market.

      We also sell to major home center retailers. Although home centers have become more important to us because they target the repair and remodeling market segment, they still accounted for less than 20% of our total net sales during 2002 and 2001. One of our goals is to continue to increase our market share in the repair and remodeling market.

We utilize the following distribution channels:

•	Direct Distribution (approximately 31% of our net sales from the sale of windows and patio doors in 2002). Direct distribution is the selling of our windows and patio doors directly to homebuilders, multi-family builders and remodelers/ contractors without the use of an intermediary. By selling direct, we are able to increase our profit margins while at the same time offer builders more favorable pricing.

•	One-Step Distribution, Including Home Center Sales (approximately 65% of our net sales from the sale of windows and patio doors in 2002 with home center sales representing approximately 19%). One-step distribution is the selling of our windows and patio doors to home centers, lumberyards, retail distributors and company-owned distribution centers, which will then sell to homeowners, homebuilders and remodelers/ contractors. While it is not required that lumberyards and retail distributors carry our products on an exclusive basis, it is not unusual for them to do so. In addition, they generally purchase based on orders, keeping little or no inventory. One-step distribution tends to be used most often in metropolitan areas.

      We maintain 29 company-owned distribution facilities in key markets where available independent distributors are weak or where we have been unable to make adequate arrangements with existing distributors. Company-owned distribution centers essentially act as one-step distributors.

•	Two-Step Distribution (approximately 4% of our net sales from the sale of windows and patio doors in 2002). Two-step distribution is the selling of windows and patio doors to a wholesale distributor who then sells the products to home centers, lumberyards and retail distributors. These intermediaries will in turn sell the windows and patio doors to homeowners, homebuilders and remodelers/ contractors. Wholesale distributors tend to maintain product inventory in order to service the needs of their client base for small quantities. Two-step distribution is more common where customers generally do not represent sufficient volume to purchase from us directly and because customers in urban areas are serviced by home centers and large lumberyards.

      To enhance our market coverage and leverage our brand equity, we currently market our windows and patio doors under primarily six brand names, Atrium®, Kel-StarTM, Best BuiltTM, Ellison®, Thermal TM and H-R WindowsTM. Due to the fact that we enjoy national name recognition at both the building trade and consumer levels, we have chosen to consolidate a significant portion of our product line under the Atrium® name. We are currently in the process of rolling our Best BuiltTM, Ellison® and Kel-StarTM brand product lines into the Atrium® brand. We have completed a transition of our Skotty, Bishop, Champagne, Masterview and Gentek brands into the Atrium® brand. We expect to extend the Atrium® brand to other products, as well as to appropriate product lines acquired in the future.

      Our promotional efforts to our window and patio door customers are focused on cooperative advertising programs which are offered to certain of our major customers. This gives us exposure in our customers’ local media, including newspaper, radio and television, in order to generate sales at individual locations. We also invest in in-store displays and kiosks, and product knowledge classes for customers’ employees to further generate awareness within the stores.

      We market our window and patio door products through a sales force consisting of approximately 150 company salaried and commissioned sales representatives and approximately 150 independent commissioned sales representatives. Each of our divisions is supported by a sales manager, company sales representatives and independent sales representatives. The sales managers coordinate marketing activities among both company and independent sales representatives. Our company sales representatives focus primarily on direct sales to homebuilders, multi-family builders and remodelers/ contractors, while independent sales representatives sell to home centers, lumberyards and retail and wholesale distributors. In general, independent sales representatives carry our window and patio door products on an exclusive basis, although they may carry other building products from other manufacturers.

      Our full product line has also been an asset to our sales force, especially when we are exploring a new distribution channel opportunity. Distributors have come to recognize that we have a complete line of vinyl and aluminum windows and patio doors. The distributors frequently do not purchase the entire range of products since regional tastes vary and distributors tend to work according to regions. However, we believe, these distributors value our ability to provide these products should they ever demand them.

      We believe that customer service plays a key role in the marketing process. On-time delivery of products, order fill rate, consistency of service and flexibility in meeting changing customer requirements have made it possible for us to build a large and loyal customer base that includes companies such as Pulte and D.R. Horton, two of the nation’s largest home-builders, and The Home Depot, the nation’s largest home center retailer.

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

Operations

      We manufacture and sell our windows and patio doors through a vertically integrated process that includes extrusion, fabrication and distribution. We realize many operational and cost benefits from our vertically integrated window and patio door operations. By extruding aluminum and many of our vinyl components in-house, we are able to secure a low-cost, reliable source of extrusions, control product quality and control inventory levels. The integration of extrusion and fabrication operations gives us significantly more control over our manufacturing costs. We continually work to achieve cost savings through increased capacity utilization, adoption of best practices, reduction of cost of raw materials, rationalization of product lines and reduction of inventory.

      We continue to build on what we believe is our position as one of the industry’s lowest cost manufacturers. Because of the scale of our operations, we are able to negotiate favorable pricing for our raw materials, including glass and vinyl. This is an important consideration because, historically, the total cost of materials typically comprises approximately 40% to 45% of our total net sales.

      We have been manufacturing products in Texas since 1953 and today have six primary manufacturing facilities in the state. While solidifying our national presence, we have strategically established 17 manufacturing operations nationwide.

Industry Overview

      In 2002, construction spending in the United States totaled over $643 billion. Of the total, residential spending totaled approximately $416 billion. Within the residential construction market, replacement spending totaled approximately $174 billion. In 2002, new housing starts in the United States totaled approximately 1.8 million units of which approximately 1.5 million units were single-family homes and approximately 300,000 units were multi-family units. Historical residential repair and remodeling expenditures have demonstrated consistent growth dynamics increasing from approximately $15 billion to approximately $174 billion during the period from 1970 to 2002 and averaging a compound annual growth rate of 8.0%.

      Windows. The domestic window market has grown to approximately 60.7 million in unit sales in 2002, and has outpaced the growth in the domestic building materials industry generally. The residential window industry can be divided into two end-use segments: new construction, with an estimated 20.4 million windows sold in 2002, and repair and remodeling, with approximately 40.3 million windows sold in 2002. We believe that the repair and remodeling segment will continue to experience strong growth due to the strength of sales of existing homes and the increase in the average age of homes from 23 years to 28 years in the last decade.

      Patio Doors. We believe that the residential patio door market has grown to more than 6.7 million units in 2002. The residential patio door industry can be divided into two principal market segments: new construction and repair and remodeling. We estimate that patio doors sold to the repair and remodeling segment constituted 65% of all patio door units sold in the United States in 2002.

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

Competition

      Despite the recent consolidation, the residential window and patio door industry remains highly fragmented. With few exceptions, competitors are privately-owned, regional companies with annual sales under $100 million. On a national basis we compete with a few national companies in different regions, products, distribution channels and price points, but do not compete against any single company across all of these areas. We compete with various other companies in specific regions within each market.

      Our major competitors for the sale of aluminum windows and patio doors are Alenco Windows and MI Home Products, Inc. The market for vinyl windows and patio doors is comprised primarily of local and regional manufacturers, as no dominant manufacturer operates on a national basis. Historically, demand for vinyl windows and patio doors has been concentrated in the colder regions of the United States. Our major competitors for the sale of vinyl windows and patio doors are Silver Line Building Products and Great Lakes Windows (Nortek, Inc.) in the Northeast, Simonton Windows in the Mid-Atlantic and Southeast and Milgard Manufacturing, Inc. (Masco Corp.) and Viking Industries, Inc. (Pella Corporation) in the Pacific Northwest. In addition, we compete with a number of regional manufacturers that sell directly to repair and remodeling contractors.

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

Cyclicality

      Demand in the window and patio door manufacturing and distribution industry is influenced by new home construction activity. For the year ended December 31, 2002, we estimate that approximately 55% of our net sales were related to new home construction. Trends in the housing sector directly impact our financial performance. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors, such as the migration of the population within the United States, have a direct impact on our business. Cyclical declines in new housing starts may adversely impact our business, and we cannot assure you that any such adverse effects would not be material.

Employees

      We employ approximately 4,420 people, of whom approximately 4,330 are employed at our manufacturing facilities and distribution centers and approximately 90 are employed at our corporate headquarters in Dallas, Texas. Approximately 1,260 of our hourly employees are covered by collective bargaining agreements. We entered into a new three-year collective bargaining agreement in May 2001 with the Union of Needletrades, Industrial and Textile Employees (“UNITE!”) covering certain employees at four manufacturing facilities located in Dallas, Texas. The collective bargaining agreement expires in May 2004. There are no union affiliations with any of our other divisions or subsidiaries. We believe that our relationship with our employees is good.

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

      The nature of our operations and assets expose us to the risk of claims under environmental, health and safety laws and regulations. We cannot assure you that unforeseen expenditures or liabilities will not be incurred in connection with such claims. We have been subject to such claims in the course of our operations, and have made expenditures to address known conditions in a manner consistent with applicable laws and regulations. Based on our experience to date, we do not believe that existing claims will have any material adverse effect on our capital expenditures, results of operations or competitive position. We cannot assure you that the discovery of presently unknown environmental conditions, changes in environmental claims that may involve material health and safety laws and regulations or other unanticipated events will not give rise to unforeseen expenditures or liabilities.

Trademarks and Patents

      We own the following trademarks, which are registered in the United States: Atrium, The Atrium Door, The French Classic, Masterview, Weatherlok and Ellison. We have a pending application for a trademark entitled PRO100. We consider our trademarks to be of significant importance in our business. In addition, we are not aware of any circumstances that would have a material adverse effect on our ability to use our trademarks. As long as we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual.

Recent Developments

      On January 31, 2003, the Company, through its newly-formed and wholly-owned subsidiary, MD Casting, Inc. (“MD Casting”) completed the acquisition of substantially all of the operating assets of Miniature Die Casting of Texas, L.P. for a purchase price of $3.25 million with an additional amount of up to $600,000 to be paid over three years upon the achievement of certain financial targets. MD Casting is a zinc die cast hardware manufacturer located in Fort Worth, Texas. The Company financed the acquisition through its revolving credit facility. The results of operations of MD Casting will be included in the Company’s consolidated financial statements beginning on February 1, 2003.

      On February 14, 2003, the Company entered into a definitive asset purchase agreement to acquire the assets of Danvid Window Company (“Danvid”), a wholly-owned subsidiary of American Architectural Products Corporation. Danvid is an aluminum and vinyl window and door manufacturer located in Dallas, Texas. The purchase price of Danvid is $5.8 million and the assumption of certain liabilities. Danvid is being purchased out of bankruptcy (with both Danvid and its parent operating as a debtor-in-possession under Chapter 11) pursuant to a Section 363 auction sale. The transaction is expected to close April 1, 2003 and will be financed through the Company’s revolving credit facility.

Item 2.	Properties

      Our operations are conducted at the owned or leased facilities described below:

		Capacity
Location	Principal Use	(Square) Feet	Own/Lease

Dallas, Texas	Fabrication of aluminum windows	200,000	Lease
Dallas, Texas	Fabrication of aluminum windows	342,000	Lease
Dallas, Texas	Fabrication of vinyl windows	120,000	Lease
New Boston, Texas	Fabrication of aluminum windows	30,000	Lease
Wylie, Texas	Extrusion of aluminum	205,000	Lease
Carrollton, Texas	Extrusion of vinyl	25,200	Lease
Las Vegas, Nevada	Distribution of aluminum windows	7,500	Lease
Phoenix, Arizona	Fabrication of aluminum windows	220,000	Lease
Woodville, Texas	Idle Facility (Sublet)	180,000	Lease
Anaheim, California	Fabrication of vinyl windows	80,000	Lease
Hayward, California	Distribution of vinyl windows	20,400	Lease
Chatsworth, California	Distribution of vinyl windows	10,000	Lease
Portland, Oregon	Distribution of vinyl windows	10,080	Lease
Everett, Washington	Distribution of vinyl windows	6,000	Lease
Clinton, Massachusetts	Fabrication of vinyl windows	31,000	Own
Bridgeport, Connecticut	Fabrication of vinyl windows	75,000	Lease
Greenville, Texas	Idle Facility (Sublet)	30,000	Own
Greenville, Texas	Idle Facility (Sublet)	300,000	Lease
Denver, Colorado	Fabrication of vinyl windows	108,000	Lease
Colorado Springs, Colorado	Distribution of vinyl windows	14,700	Lease
Florence, Alabama	Door pre-hanging; warehouse	60,000	Lease
Murrysville, Pennsylvania	Fabrication of vinyl windows	166,000	Lease
Pittsburgh, Pennsylvania	Distribution of vinyl windows	68,000	Lease
Pittsburgh, Pennsylvania	Fabrication of deck/dock and patio enclosures	82,100	Lease
Pittsburgh, Pennsylvania	Showroom	10,000	Lease
Welcome, North Carolina	Fabrication of vinyl windows	376,210	Lease
Welcome, North Carolina	Extrusion of vinyl	51,300	Lease
Yakima, Washington	Fabrication of vinyl windows	58,000	Lease
Mexico City, Mexico	Distribution of windows and extrusion	650	Lease

	Total	2,887,140

      Additionally, our subsidiary, Thermal Industries, Inc., leases 21 distribution warehouses in 14 states for vinyl window distribution with sites averaging 10,738 square feet.

      We maintain our corporate headquarters in Dallas, Texas. This facility provides approximately 17,500 square feet and is leased for a seven-year term expiring in 2004.

      We believe that our manufacturing plants are generally in good operating condition and are adequate to meet future anticipated requirements.

Item 3.	Legal Proceedings

      The Company and its subsidiary, formerly known as Champagne (now known as Atrium Door and Window Company of the Rockies), are defendants in a purported class action lawsuit pending in federal district court in Boulder, Colorado in which 63 homeowners have sued the Company and Champagne, along with three other home builder and home product manufacturer defendants. The claims asserted against Champagne allege manufacturing and design defects associated with its Imperial window, a half-jamb wood window manufactured by Champagne and installed in plaintiffs’ homes between 1986 and 1997. The claims asserted against the Company, which purchased Champagne in 1999, are based on alter ego and successor liability theories. The plaintiffs, which claim to represent a purported class of 4,500 homeowners with Imperial windows, seek damages in an unspecified amount for repair and replacement of windows and other resulting damage, together with other relief permitted under applicable law and equity. In addition, one of the home builder defendants has filed a cross-claim against Champagne seeking indemnification in an amount of $2.8 million. We believe the Company and Champagne have meritorious defenses and are vigorously defending against these claims.

      The case is currently before the court on plaintiffs’ motion for class certification, which the trial judge is expected to rule upon sometime in the next two to eight months. While a vigorous defense of the case has been presented related to the class certification issues, we believe there is a likelihood that class certification will be granted. Because of the fact that little discovery has been taken to date with respect to alleged damages, together with the uncertainty with regard to class certification, apportionment of liability among the defendants, and insurance coverage, it is not possible at this time to reasonably predict the final outcome of this lawsuit, or reasonably to estimate any possible loss. We believe that most, if not all of any such loss would be covered by third party insurance such that the ultimate outcome of this matter is not likely to result in a material adverse affect on the Company.

      The Company and its insurance carriers have been involved in preliminary settlement discussions and we currently anticipate that most, if not all, of the cash funds for any settlement would be covered by insurance. However, if the case were to proceed to trial, there can be no assurance that a judgment would not be awarded that is significantly higher than the current settlement demand, or that a significant portion of any judgment amount would not be covered by insurance.

      In addition to the litigation described above, the Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for our outstanding equity securities.

      To date, we have not paid any dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future.

Equity Compensation Plans

Weighted-average
	Number of shares to	exercise price of	Number of shares
	be issued upon	outstanding	remaining available for
	exercise of	options,	future issuance under
	outstanding options,	warrants, and	equity compensation
	warrants and rights	rights	plans

Plan Category
Equity compensation plans approved by stockholders	10,611	$1,136	6,710

*	We do not have equity compensation plans which were not approved by stockholders.

1998 Stock Option Plan

      The D and W Holdings, Inc. 1998 Stock Option Plan, as amended, or the 1998 plan, which provides for the grant of options to purchase our parent’s common stock to our key employees and eligible non-employees, was adopted in connection with our 1998 recapitalization. The 1998 plan provides for the grant of options to purchase up to 14,991 shares of our parent’s common stock. As of December 31, 2002, a total of 9,423 options to purchase shares of our parent’s common stock were outstanding under the 1998 plan.

      All options granted thus far are non-qualified options, which do not qualify for favored tax treatment under Section 422 of the Internal Revenue Code. Options granted under the 1998 plan generally have a term of ten years from the date of grant and vest in equal installments annually over three to five years dependent on continued employment. No option is exercisable until it has vested. Some of the options granted in connection with our 1998 recapitalization will vest only in connection with a value event, which is defined in the 1998 plan.

      Options are not transferable other than in accordance with the laws of descent and distribution. Upon termination for cause or voluntary termination by the optionee without good reason all vested options automatically expire. Upon termination of employment for any other reason, the optionees have the right to exercise the vested portion of any option. Also, upon termination of any optionee’s employment for any reason, we have the right to purchase outstanding options and any shares of our parent’s common stock held by the optionee as a result of the exercise of an option.

Replacement Stock Option Plan

      In addition to the 1998 plan, we adopted the D and W Holdings, Inc. Replacement Stock Option Plan, or replacement plan, relating to certain options to purchase our parent’s common stock which were granted in replacement of outstanding options of our former parent in connection with our 1998 recapitalization. Under the replacement plan, options to purchase an aggregate of 1,575 shares of our parent’s common stock were granted in exchange for outstanding options of our former parent which were not exercised in our 1998 recapitalization. These options vest ratably over a period of five years on each anniversary date of the grant and have an exercise price of $10 per share. The replacement plan was amended in connection with the consummation of the Heat and Champagne acquisitions to increase the number of shares of our parent’s common stock issuable upon the exercise of options under the replacement plan to 2,575 shares. Options to purchase 531 shares of our parent’s common stock were issued under the replacement plan in exchange for outstanding options of Heat which were not exercised. As of December 31, 2002, a total of 1,188 option to purchase shares of our parent’s common stock were outstanding under the replacement plan.

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

      The replacement plan provides that all options granted are in the form of nonqualified options, which are options that do not qualify for favored tax treatment under Section 422 of the Internal Revenue Code. The replacement options have a term of 20 years from the date of grant subject to early termination in connection with termination of employment. No option is exercisable until it is vested. Replacement options are not transferable other than in accordance with the laws of descent and distribution by an optionee, except that options may be transferred to any optionee’s family members or personal representative.

Item 6.	Selected Financial Data

      The selected income statement data set forth below for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, and the selected balance sheet data as of December 31, 1998, 1999, 2000, 2001 and 2002 were derived from the audited consolidated financial statements as described further below. The selected historical financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this Form 10-K.

      Prior to October 2, 1998, our historical financial statements as filed with the Securities and Exchange Commission included the operations of Atrium Companies, Inc. (the previous registrant) and its subsidiaries prior to our 1998 recapitalization and the reverse acquisition of Wing. On October 2, 1998, pursuant to our 1998 recapitalization, D and W Holdings, Inc. (“D and W”), our then ultimate parent, contributed the assets of Wing and Darby to us.

      As Wing was determined to be the acquiror in a reverse acquisition in connection with our 1998 recapitalization, the historical financial statements of Atrium Companies, Inc. were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of the Company and Darby from October 3, 1998. Additionally, the operations of Darby-South are included since its date of acquisition, January 27, 1999, the operations of Heat and Champagne are included since their respective dates of acquisition, May 17, 1999, and the operations of Ellison are included since its date of acquisition, October 25, 2000. The December 31, 1999 balance sheet data includes the accounts of the

Company, Wing, Darby, Darby-South, Heat and Champagne. The December 31, 1998 balance sheet data includes the accounts of the Company, Wing and Darby.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(dollars in thousands)
Income Statement Data:
Net sales	$208,234	$493,923	$492,303	$517,063	$536,299
Income (loss) before income taxes and extraordinary charge	(2,329)	10,795	(75,266)	(2,671)	14,813
Net income (loss)	(2,819)	2,218	(74,326)	(4,866)	13,984
Balance Sheet Data (end of period):
Total assets	$359,869	$484,136	$542,335	$484,207	$488,320
Total debt	179,227	316,711	355,348	310,554	298,025
Other Data:
EBITDA(1)	$14,732	$55,394	$5,923	$65,194	$71,109
Depreciation and amortization	4,129	14,061	16,483	24,415	14,885
Stock compensation expense	3,851	128	—	582	383
Interest expense	9,081	28,524	36,967	39,113	35,697
Securitization expense	—	—	—	1,532	1,133
Cash Flows provided by (used in):
Operating activities	$(10,253)	$8,835	$(4,441)	$50,437	$27,089
Investing activities	(125,184)	(108,480)	(89,780)	(10,596)	(15,335)
Financing activities	135,403	100,939	97,573	(43,240)	(11,870)

Note:	EBITDA amounts presented above are not pro forma for the acquisitions and/or divestitures that occurred during the years presented.

(1)	EBITDA represents income before interest, securitization expense, income taxes, extraordinary charge, depreciation and amortization, special charges, stock compensation expense, special writedown of inventory of $1,010 in 2001 (included in cost of goods sold) related to the shutdown of our Woodville, Texas facility, and certain non-recurring expenses. The special charges of $4,198 in 2002 related to liabilities associated with the divestiture of the assets of Wing. The special charges of $1,213 in 2001 related to the shutdown of our Woodville, Texas facility and to non-capitalizable legal fees incurred to amend our credit agreement in 2001. The special charges of $27,739 in 2000 were primarily related to the divestitures of the Wing and Wood operations. The special charges of $1,886 in 1999 were related to severance paid to the former CEO. We believe it is appropriate to exclude these special charges to provide investors a more accurate understanding of our ongoing operations. While we do not intend for EBITDA to represent cash flow from operations as defined by GAAP and we do not suggest that you consider it as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity, we include it herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe EBITDA provides investors and analysts in the building materials industry the necessary information to analyze and compare our historical results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, as EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the building materials industry. The reconciliation of net income (in accordance with GAAP) to EBITDA is summarized as follows:

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(dollars in thousands)
Net income	$(2,819)	$2,218	$(74,326)	$(4,866)	$13,984
Interest expense	9,081	28,524	36,967	39,113	35,697
Securitization expense	—	—	—	1,532	1,133
Income taxes	(149)	6,641	(940)	1,358	625
Extraordinary charge	639	1,936	—	837	204
Depreciation and amortization	4,129	14,061	16,483	24,415	14,885
Special charges	—	1,886	27,739	1,213	4,198
Stock compensation expense	3,851	128	—	582	383
Special writedown of inventory	—	—	—	1,010	—

EBITDA	$14,732	$55,394	$5,923	$65,194	$71,109

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements which appear elsewhere in this Form 10-K.

The Recapitalization

      On August 3, 1998, D and W, our then ultimate parent, entered into a Merger Agreement with Atrium Corporation, our former parent, and certain securityholders to acquire all of the outstanding capital stock of Atrium Corporation for $225.0 million, through a series of transactions described below and referred to as our 1998 recapitalization. Atrium Corporation owned 100% of our outstanding capital stock prior to the merger. In connection with the merger, GE Investment Private Placement Partners II, a Limited Partnership, referred to as GEIPPPII, and Ardatrium L.L.C. formed D and W by acquiring all of its outstanding common stock for an aggregate purchase price of $50.0 million. GEIPPPII is a private equity partnership affiliated with GE Asset Management, a wholly-owned investment management subsidiary of the General Electric Company. Ardatrium L.L.C. is an affiliate of Ardshiel, Inc., referred to as Ardshiel, a private equity investment firm based in Greenwich, Connecticut.

      The acquisition of Atrium Corporation by D and W was effected through a merger on October 2, 1998 of a wholly-owned subsidiary of D and W, D and W Acquisition Corp., with and into Atrium Corporation pursuant to the terms of the Merger Agreement. Prior to the merger, D and W contributed $50.0 million to Atrium Corporation in exchange for all of its outstanding common stock. As a result of the merger, Atrium Corporation became a direct wholly-owned subsidiary of D and W, and we became an indirect wholly-owned subsidiary of D and W.

      In connection with the merger, GEIPPPII and an affiliate of Ardshiel recapitalized Wing and Darby and contributed them to us. As a part of our 1998 recapitalization, GEIPPPII and an affiliate of Ardshiel contributed to us $50.0 million from the sale of common stock of our ultimate parent and approximately $52.0 million in the implied asset value of the Wing and Darby businesses. In October 2000, Atrium Corporation was merged into D and W and was subsequently renamed Atrium Corporation. As a result of the merger, we became a direct wholly-owned subsidiary of Atrium Corporation.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, recoverability of goodwill and long-lived assets, allowance for doubtful accounts, inventory reserves and actuarially determined insurance reserves. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Revenue recognition. Our revenue recognition policy is significant because our sales are a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions, delivery expense and sales returns and allowances. Revenue is recognized from the sale of windows and patio doors and related components at the time of delivery to the customer. On contracts involving installation, revenue is recognized when the installation is complete. We offer our customers the right to return products that do not function properly or are defective. Estimates are used to derive sales returns and allowances, commissions, delivery expense, and allowances for doubtful accounts. We follow specific and detailed guidelines in measuring revenue. However, certain judgments affect the application of our revenue policy. Revenue results can be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period.

•	Goodwill and Long-Lived Assets. We assess the impairment of goodwill and other long-lived assets annually in the fourth quarter of each year in addition to whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill, management must make assumptions regarding the estimated cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected history or projected future operating results.

•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business.

•	Significant negative industry or economic trends.

•	Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additionally, we take into consideration the current financial condition of our customers, historical experience and any specific customer collection issues we have identified. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Inventory reserves. Inventories are valued at the lower of cost (last-in, first-out) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for our products and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

•	Self-insurance reserves. We are self-insured and provide reserves for estimated medical and certain workers’ compensation claims and incurred but not reported claims. We take into consideration the status of current and historical claims and actuarial calculations of such claims to determine the reserve amounts. If current or future claims are higher than estimated, additional reserves may be required.

•	Deferred taxes. We establish deferred tax assets and liabilities based on profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect our evaluation of the likelihood of the recoverability of these assets. Our judgment is based primarily on our historical earnings, expected future earnings as well as prudent and feasible tax planning strategies.

Results of Operations (in thousands, except percentages)

      The following table sets forth for the periods indicated, information derived from our consolidated statements of operations expressed as percentage of net sales.

	Year Ended December 31,

	2002	2001	2000

NET SALES	100.0%	100.0%	100.0%
COST OF GOODS SOLD (includes special writedown of inventory of $1,010 in 2001 related to facility shutdown)	67.2	68.6	75.4

Gross profit	32.8	31.4	24.6
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization)	21.7	20.9	24.8
Securitization expense	0.2	0.3	—
Stock compensation expense	0.1	0.1	—
Amortization expense	0.6	2.8	2.0

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
EXPENSES	22.6	24.1	26.8
Special charges	0.8	0.2	5.6

	23.4	24.3	32.4

Income (loss) from operations	9.4	7.1	(7.8)
INTEREST EXPENSE	6.7	7.6	7.5
OTHER INCOME, net	—	—	0.1

Income (loss) before income taxes and extraordinary charge	2.7	(0.5)	(15.2)
PROVISION (BENEFIT) FOR INCOME TAXES	0.1	0.3	(0.2)

Income (loss) before extraordinary charge	2.6	(0.8)	(15.0)
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF
DEBT (net of income tax benefit of $0 in 2002 and 2001)	—	0.2	—

NET INCOME (LOSS)	2.6%	(1.0)%	(15.0)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net Sales. Net sales increased by $19,236 from $517,063 in 2001 to $536,299 in 2002, or approximately 3.7%. The increase in net sales during 2002 was due to an increase in volume at our aluminum and vinyl window operations, offset by a decline in sales at the Darby and aluminum extrusion operations. Net sales at our aluminum window operations increased $18,898, or 11.8% over 2001. This increase was primarily due to increased volume to our home center customers. Net sales at our vinyl window operations increased $7,423, or 2.6% over 2001. The growth rate at our vinyl window operations was hindered by soft sales at our Northwest and Rockies operations due to general economic slowdowns in their respective markets. The decrease at our aluminum extrusion operation was virtually all related to declining aluminum prices which affect the overall selling price of the extrusion product, while the decrease at our Darby operations was a result of softer demand in the multi-family market.

      Cost of Goods Sold. Cost of goods sold improved from 68.6% of net sales during 2001 to 67.2% of net sales during 2002. The improvement was primarily the result of a decrease in material costs as a percentage of net sales, as material costs decreased from 41.3% of net sales during 2001 to 39.8% of net sales during 2002. This decrease was due to our increased purchasing power and the realization of synergies from acquisitions made in prior years. This improvement, as a percentage of net sales, was partially offset by an increase in our LIFO expense of $1,463, as the LIFO expense during 2002 was $347 compared to a LIFO benefit of $1,116 during 2001. Direct manufacturing expense remained relatively flat as a percentage of net sales, increasing from 27.3% of net sales during 2001 to 27.4% of net sales during 2002. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and the effects of changes in sales prices, material costs and changes in productivity levels.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $8,297 from $108,067 during 2001 (20.9% of net sales) to $116,364 during 2002 (21.7% of net sales). The increase was partially due to an increase in delivery expense, which increased $4,165 from $31,192 during 2001 (6.0% of net sales) to $35,357 during 2002 (6.6% of net sales). The increase in delivery expense over 2001 was primarily related to an increase in the volume of products shipped into the Southern California market resulting in a longer average distance per truckload, increased fuel prices and the variable nature of delivery expense. General and administrative expenses increased $4,034 from $41,447 during 2001 (8.0% of net sales) to $45,481 during 2002 (8.5% of net sales). The increase in general and administrative expenses was largely due to higher insurance premiums, higher professional fees and an increase in salaries and related payroll expenses offset by a reduction in bad debt expense. The increase in professional fees was attributable to the establishment of the Company’s new operations in Mexico, as well as legal fees for the successful defense against a union organizing effort at one of the Company’s facilities. General and administrative expenses are net of gains on sales of assets of $1,798 and $221 during 2001 and 2002, respectively. The 2001 gain includes $1,741 from the sale of certain vinyl extrusion assets while the 2002 gain includes $217 from the sale of an idle aluminum window manufacturing facility. Selling expense, which consists primarily of commissions, decreased slightly as a percentage of net sales from 6.9% during 2001 to 6.6% during 2002. The decrease was due to our ability to leverage our sales force across a broader selling base.

      Securitization Expense. The Company securitized its accounts receivable during the third quarter of 2001. Securitization expense decreased $399 from $1,532 in 2001 to $1,133 in 2002. During 2002, securitization expense incurred by the Company included a loss on the sale of accounts receivable, which represented the interest expense and commitment fee components of the transaction. During 2001, securitization expense of $1,532 included $878 of fees associated with the placement of our accounts receivable securitization facility and a loss on the sale of accounts receivable of $654, which represented the interest expense and commitment fee components of the transaction.

      Stock Compensation Expense. Stock compensation expense decreased by $199 from $582 during 2001 to $383 during 2002. Stock compensation expense during 2001 and 2002 included $282 and $83, respectively, for the repurchase of outstanding stock options from former employees and $300 of payments for services rendered in the form of Atrium Corporation common stock issued to Ardshiel, Inc.

      Amortization Expense. Amortization expense decreased $11,000 from $14,410 during 2001 to $3,410 during 2002. The decease was primarily attributable to the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and subjects it to an annual impairment test. Goodwill amortization for 2001 was $11,725.

      Special Charges. During 2002, we recorded a special charge of $4,198 for liabilities associated with the divestiture of Wing. The majority of this special charge is attributable to $2,553 of exit costs incurred by the Company on the remaining lease obligations at Wing’s former facilities. The special charge also includes $1,645 of litigation expenses. During 2001, we recorded special charges totaling $1,213, of which $910 related to the shutdown of our Kel-Star facility and $303 related to non-capitalizable legal fees incurred to amend our credit agreement.

      Interest Expense. Interest expense decreased by $3,416 from $39,113 during 2001 to $35,697 during 2002. The decrease is attributable to reduced debt level in 2002 as a result of working capital improvements and the execution of the accounts receivable securitization facility in August 2001, from which the proceeds were used to repay a portion of our long-term debt.

      Extraordinary Charge. Extraordinary charge decreased by $633 from $837 during 2001 to $204 during 2002. The extraordinary charge during 2001 and 2002 consisted of the write-off of a pro-rata portion of deferred financing costs of $837 and $204, in connection with prepayment of debt of $20,000 and $6,544, for the years ended December 31, 2001 and 2002, respectively. The 2001 prepayment was from the proceeds of our securitization of accounts receivable.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net Sales. Net sales increased by $24,760 from $492,303 in 2000 to $517,063 in 2001, or approximately 5.0%. Net sales in 2001 increased primarily as a result of the acquisition of Ellison during the fourth quarter of 2000. Ellison’s net sales, included in our results of operations, increased by $113,870 from $18,724 in 2000 to $132,594 in 2001. Additionally, the increase during 2001 was partially due to increases from our vinyl window operations (excluding the Ellison acquisition) as a result of increased demand for vinyl windows. Net sales at these operations increased $7,093, or 4.9% compared to 2000. The increase during 2001 was partially offset by the decrease from the divestiture of the Wing and Wood operations during 2000. Wing’s net sales decreased from $81,656 in 2000 to $0 in 2001 and the net sales of Wood decreased from $7,853 in 2000 to $0 in 2001. The increase during 2001 was also offset by decreases at our aluminum window operations, as a result of inclement weather in the first quarter, and at our aluminum extrusion operations, primarily due to general softer demand. Net sales at these operations decreased $12,086, or 4.9%, compared to 2000.

      Cost of Goods Sold. Cost of goods sold improved from 75.4% of net sales during 2000 to 68.6% of net sales during 2001. The improvement as a percentage of net sales was primarily attributable to the divestitures of the Wing and Wood operations. The cost of goods sold as a percentage of net sales during 2000 for Wing and Wood was 111.4% and 128.4%, respectively. This improvement was partially offset by increases at our aluminum and vinyl window operations. Cost of goods sold at the aluminum window operations increased from 71.5% of net sales during 2000 to 73.3% of net sales during 2001. The increase was due to a number of factors including energy surcharges on materials, higher insurance costs related to workers’ compensation and health insurance, expenses associated with plant consolidations and lease costs at new facilities. The increase was also due to the special writedown of inventory of $1,010 related to the shutdown of our Kel-Star facility and the associated product line rationalization, compared to inventory writedowns of $5,338 and $1,868 in 2000 related to the Wing and Wood divestitures, respectively. Cost of goods sold at the vinyl window operations increased from 64.4% of net sales during 2000 to 66.5% of net sales during 2001. The increase was primarily due to the acquisition of Ellison. Ellison’s cost of goods sold was 68.6% of net sales during 2001. Included in the improvement in cost of goods sold during 2001 was an increase in our LIFO benefit of $2,657, as the LIFO benefit during 2001 was $1,116 compared to the LIFO expense during 2000 of $1,541. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and the effects of changes in sales prices, material costs and changes in productivity levels.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses decreased $13,980 from $122,047 during 2000 (24.8% of net sales) to $108,067 during 2001 (20.9% of net sales). The decrease was primarily due to the divestitures of the Wing and Wood operations. Wing’s selling, delivery, general and administrative expenses decreased from $29,569 during 2000 to $0 during 2001. Wood’s selling, delivery, general and administrative expenses decreased from $3,698 during 2000 to $0 during 2001. The decrease during 2001 was partially offset by the acquisition of Ellison. Ellison’s selling, delivery, general and administrative expenses included in our results of operations increased $17,689 from $3,239 during 2000 to $20,928 during 2001. The aluminum window operations increased from 17.1% of net sales during 2000 to 17.9% of net sales during 2001 and the vinyl window operations, excluding Ellison, improved from 28.0% of net sales during 2000 to 25.5% of net sales during 2001. General and administrative expenses are net of gains on sales of assets of $695 and $1,798 during 2000 and 2001, respectively. The 2000 gain includes $446 from the sale of idle facilities and the 2001 gain includes $1,741 from the sale of certain vinyl extrusion assets.

      Securitization Expense. During 2001, we incurred securitization expense of $1,532 on the sale of our accounts receivable, which included $878 of fees associated with the placement of our accounts receivable securitization facility and a loss on the sale of accounts receivable of $654, which represented the interest expense component of the transaction.

      Stock Compensation Expense. Stock compensation expense increased from $0 during 2000 to $582 during 2001. The increase during 2001 was due to the repurchase of outstanding options from former employees and payment for services rendered in the form of Atrium Corporation common stock issued to Ardshiel, Inc.

      Amortization Expense. Amortization expense increased $4,540 from $9,870 during 2000 to $14,410 during 2001. The increase was largely due to increased amortization of goodwill recorded in connection with the acquisition of Ellison.

      Special Charges. During 2001, we recorded special charges of $1,213, of which $910 related to the shutdown of our Kel-Star facility and $303 related to non-capitalizable legal fees incurred to amend our credit agreement. During 2000, we recorded one-time charges of $27,739, of which $24,585 related to the write-off of certain intangible assets and the writedown of certain assets related to the sale of Wing and $1,251 related to the writedown of certain assets and charges for idle facilities at Wood. Special charges were recorded in the amount of $539 for non-capitalizable legal fees associated with the amendment of our credit agreement. Additionally, we recorded $1,364 for severance benefits incurred in connection with the separation agreement entered into between us and our former Chief Executive Officer.

      Interest Expense. Interest expense increased by $2,146 from $36,967 during 2000 to $39,113 during 2001. The increase in interest expense was due primarily to the additional debt of $38,000 incurred under our credit facility in connection with the acquisition of Ellison. The increase in interest expense includes the amortization of additional deferred financing costs incurred in connection with the acquisition of Ellison.

      Extraordinary Charge. Extraordinary charge increased from $0 during 2000 to $837 during 2001. Extraordinary charge in 2001 consisted of the write-off of a pro-rata portion of deferred financing costs of $837 in connection with the $20,000 prepayment of debt under our credit agreement from the proceeds of our securitization of accounts receivable.

Liquidity and Capital Resources

      Cash generated from operations, availability under our credit facility and availability under our accounts receivable securitization facility are our principal sources of liquidity. During 2002, cash was primarily used for capital expenditures and debt payments. Net cash provided by operating activities was $27,089 during 2002 compared to cash provided by operating activities of $50,437 during 2001. The decrease was primarily due to the initial cash provided by the accounts receivable securitization facility in August of 2001. The decrease was offset by improvements in working capital. Cash flows used in investing activities increased from $10,596 during 2001 to $15,335 during 2002. The increase was primarily due to the proceeds from sale of assets of $6,120 in 2001 compared to $1,950 in 2002. Net cash used in financing activities was $11,870 during 2002 compared to net cash used in financing activities of $43,240 during 2001. The decrease in net cash used in financing activities is attributable to additional principal payments made during 2001 on the term loans and revolving credit facility using the initial cash provided by the accounts receivable securitization facility.

Long-Term Debt:

      Long-term debt consists of borrowings under our credit facility and the $175,000 senior subordinated notes. The credit facility term borrowings require quarterly principal and interest payments. The senior subordinated notes require semi-annual interest payments only and are due in May 2009. The credit facility has an “excess cash flows” provision mandating additional principal payments if certain cash flows targets are met during the year.

      The credit agreement and senior subordinated notes require us to comply with certain covenants which, among other things, include limitations on indebtedness, liens and further negative pledges, investments, contingent obligations, dividends, redemptions and repurchases of equity interests, mergers, acquisitions and asset sales, capital expenditures, sale-leaseback transactions, transactions with affiliates, dividend and other payment restrictions affecting subsidiaries, changes in business conducted, amendment of documents relating to other indebtedness and other material documents, creation of subsidiaries, designation of Designated Senior Indebtedness in respect of the senior subordinated notes, and prepayment or repurchase of other indebtedness. The credit agreement requires us to meet certain quarterly financial tests pertaining to total leverage, senior leverage, interest coverage and fixed charge coverage. As of December 31, 2002, we were in compliance with all related covenants.

      The credit agreement and senior subordinated notes contain customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

      We have various letters of credit outstanding primarily related to certain insurance policies and facility lease deposits.

Interest Rate Swap:

      We have one interest rate swap at December 31, 2002. The swap has a notional amount of $100,000, a negative fair value of $4,440 and an expiration date of November 2003.

Off-Balance Sheet Arrangements

Accounts Receivable Securitization Facility:

      In connection with our accounts receivable securitization facility executed in 2001, we formed a special purpose funding subsidiary to facilitate the sale of pools of trade receivables. The special purpose entity is consolidated with us. At December 31, 2002, we did not have any other relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity or market or credit risk that could arise if we had engaged in such relationships.

Operating Leases:

      We have various outstanding operating leases for office and manufacturing space, automobiles and machinery and equipment.

      We finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. As of December 31, 2002, future minimum lease payments under these arrangements was approximately $188,470.

Other Capital Resources

      In connection with our 1998 recapitalization, we entered into a Credit Agreement providing for a revolving credit facility in the amount of $30,000, which was increased to $40,000 in September 1999. In connection with the acquisition of Ellison, the revolving credit facility was increased to $47,000, which includes a $10,000 letter of credit sub-facility. The revolving credit facility has a maturity date of June 30, 2004. Additionally, we have an accounts receivable securitization facility, which can make additional funds available to us depending on our accounts receivable levels. On July 30, 2002, the Company’s receivables purchase agreement was amended to reduce the size of the accounts receivable securitization facility from $50,000 to $42,000.

      At December 31, 2002, we had $44,248 of availability under the revolving credit facility, net of outstanding letters of credit totaling $2,752. As of March 24, 2003, we had cash of $1,806 and $44,248 of availability under the revolving credit facility, net of outstanding letters of credit totaling $2,752. At December 31, 2002, we had $12,400 of availability under the accounts receivable securitization facility and an additional $9,300 currently unavailable due to borrowing base limitations, net of securitizations of $20,300. As of March 24, 2003, we had $1,400 available under the accounts receivable securitization facility and an additional $8,800 currently unavailable due to borrowing base limitations, net of securitizations of $31,800.

Contractual Obligations

      The following table summarizes our contractual obligations at December 31, 2002, and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
					2007 and
	2003	2004	2005	2006	thereafter	Total

	(dollars in thousands)
CONTRACTUAL OBLIGATIONS:
Long-term debt, exclusive of interest	$6,524	$3,647	$54,053	$60,782	$175,000	$300,006
Interest rate swaps fair value	4,440	—	—	—	—	4,440
Non-cancellable operating lease obligations	17,708	16,488	15,425	13,476	125,373	188,470
Letters of credit	2,752	—	—	—	—	2,752
Aluminum purchase commitments	2,885	—	—	—	—	2,885

Total contractual cash obligations	$34,309	$20,135	$69,478	$74,258	$300,373	$498,553

Capital Expenditures

      We had net cash capital expenditures of $11,157 during 2002, compared to $7,984 and $11,689 during 2001 and 2000, respectively. The 2001 capital expenditures are net of proceeds received from the sale of assets of $6,120. The proceeds primarily related to the sale of two of our buildings and the sale of our vinyl extrusion operation of Thermal Industries, Inc. Capital expenditures during 2002 were largely a result of our continued efforts to increase efficiency through automation at our various manufacturing facilities. We expect capital expenditures (exclusive of acquisitions) in 2003 to be approximately $10,671, however, actual capital requirements may change based on management and strategic decisions.

      Moreover, our ability to meet debt service, working capital obligations and capital expenditure requirements is dependent upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control.

Inflation, Trends and General Considerations

      We have evaluated and expect to continue to evaluate possible acquisitions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to acquisition candidates. Our performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In the near term, we expect to operate in an environment of relatively stable levels of construction and remodeling activity. However, increases in interest rates could have a negative impact on the level of housing construction and remodeling activity. The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Our lower sales levels usually occur during the first and fourth quarters of our fiscal year. Since a high percentage of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of our subsidiaries is greater from late in the first quarter until early in the fourth quarter of our fiscal year.

Financial Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization of goodwill during 2001 and 2000 was $11,725 and $7,945, respectively.

      The Company completed its initial, transitional goodwill impairment analysis under SFAS 142 as of January 1, 2002 and its annual impairment test in the fourth quarter, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company will review goodwill for impairment during the fourth quarter of each year. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for the Company beginning on January 1, 2003. The Company does not anticipate a significant impact affect on its operating results as a result of adopting this statement.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS 145, beginning on January 1, 2003, the Company will reclassify previously reported extraordinary items as a component of earnings before income taxes on a prospective basis. The Company wrote-off deferred financing costs in the amount of $204 and $837 in connection with an early retirement of debt which are reported as extraordinary items for the years ended December 31, 2002 and 2001, respectively.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 was adopted by the Company on January 1, 2003 and will be applied on a prospective basis. This statement does affect the timing of exit or disposal activities reported by the Company that occur after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation”, (“SFAS 148”) which became effective for the Company upon its issuance. SFAS 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS 148 also revised the prominence and character of the disclosures related to the Company’s stock-based compensation. In complying with the new reporting requirements of SFAS 148, the Company elected to continue using the intrinsic-value method to account for qualifying stock-based compensation, as permitted by SFAS 148. The Company has, however, included the disclosures prescribed by SFAS 148 within the consolidated financial statements. For 2003, the Company is evaluating whether to adopt a transition option to expense stock-based compensation under the provisions of SFAS 148.

      During November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in that pronouncement. The disclosure requirements of FIN 45 are effective for the Company at December 31, 2002 and have been implemented as of that date. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

      During January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. The Company does not believe the adoption will have a significant effect on its consolidated financial position or results of operations.

Item 7A.     Qualitative and Quantitative Disclosures about Market Risk

      We are exposed to market risks related to changes in interest rates and commodity pricing. We use derivative financial instruments on a limited basis to hedge economic exposures. We do not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

Interest Rate Risk

      We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance any future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates. We manage our borrowing exposure to changes in interest rates by utilizing a combination of fixed and variable rate debt instruments. In addition, we have hedged our exposure on a portion of our variable rate debt by entering an interest rate swap agreement to lock in a fixed rate. At December 31, 2002, approximately 92% of the carrying values of our long-term debt was either at fixed interest rates or covered by interest rate swap agreements that fixed the interest rates.

      The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rate. The table also presents the notional amount of the swap and its expected future interest rates. The notional amount is used to calculate the contractual payments to be exchanged. The interest rates are weighted between the various loans based on debt outstanding and are estimated based on implied forward rates using a yield curve at December 31, 2002.

Expected Maturities

(dollars in thousands)

	2003	2004	2005	2006	Total	Fair Value

Liabilities
Variable–rate debt	$6,518	$3,647	$54,053	$60,782	$125,000	$125,000
Average interest rate	4.52%	5.62%	6.77%	7.50%	—	—
Interest Rate Derivatives
Notional amount	$100,000	—	—	—	$100,000	$(4,440)
Average pay rate	6.66%	—	—	—	—	—
Average receive rate	1.14%	—	—	—	—	—

Commodity Pricing Risk

      We are subject to significant market risk with respect to the pricing of our principal raw materials, which include, among others, PVC resins and compounds, glass and aluminum. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases onto our customers and, as a result, gross margins could decline significantly. We manage some of our exposure to commodity pricing risk through purchasing aluminum forward commitments. The following is information related to aluminum forward commitments at December 31, 2002:

Forward commitments, expected to mature during 2003
Contract volumes:
Fixed prices	4,706,000 pounds
Floating prices	63,585,697 pounds
Contract amount	$2,885
Fair value	$2,882

Item 8.	Financial Statements and Supplementary Data

      The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table provides information concerning our directors and the executive officers:

Name	Age	Position

Jeff L. Hull	37	President, Chief Executive Officer and Director
Eric W. Long	34	Executive Vice President and Chief Financial Officer
Robert E. Burns	37	Executive Vice President and Co-Chief Operating Officer
C. Douglas Cross	47	Executive Vice President and Co-Chief Operating Officer
Cliff Darby	38	President of R.G. Darby Company, Inc. and Total Trim, Inc
D.D. “Gus” Agostinelli	57	Senior Vice President of Human Resources
Philip J. Ragona	41	Senior Vice President, General Counsel and Secretary
Daniel T. Morley	50	Chairman of the Board of Directors
Roger A. Knight	43	Director
Andreas Hildebrand	35	Director
John C. Deterding	71	Director
John Ellison, Jr.	56	Director
Dennis M. McCormick	50	Director
W. Andrew Shea	37	Director

*	Nimrod Natan resigned from the position of Director effective as of December 11, 2002 and was replaced by W. Andrew Shea.

      Jeff L. Hull has served as Chief Executive Officer of Atrium Corporation and Atrium Companies, Inc. since 2000 and President and Director of Atrium Corporation and Atrium Companies, Inc. since 1999. Prior to 2000, Mr. Hull was the Chief Financial Officer of Atrium Corporation and Atrium Companies, Inc. from 1996. Mr. Hull also served as Executive Vice President of Atrium Corporation and Atrium Companies, Inc. from 1998 to 1999, Secretary of Atrium Corporation from 1998 to 2000, Secretary of Atrium Companies, Inc. from 1996 to 2000 and Treasurer of Atrium Corporation from 1998 to 2000 and of Atrium Companies, Inc. from 1996 to 2000. Prior to joining us, Mr. Hull was Director of Asset/ Liability Management of AmVestors Financial Corporation (NYSE:AMV) and he was a manager with the accounting firm of Deloitte & Touche L.L.P. Mr. Hull is a certified public accountant.

      Eric W. Long has served as Executive Vice President of Atrium Corporation and Atrium Companies, Inc. since 2001 and Chief Financial Officer of Atrium Corporation and Atrium Companies, Inc. since 2000. Mr. Long served as Secretary and Treasurer for Atrium Corporation and Atrium Companies Inc. from 2000 through 2002. Mr. Long also served as Corporate Controller of Atrium Corporation and Atrium Companies, Inc. from 1996 to 2000. Prior to 2000, Mr. Long served as Assistant Secretary of Atrium Corporation and Atrium Companies, Inc. from 1996 and Vice President of Finance of Atrium Corporation and Atrium Companies, Inc. from 1999 to 2000. Prior to 1996, Mr. Long was with Applebee’s International, Inc. and the accounting firm of Deloitte & Touche L.L.P. Mr. Long is a certified public accountant.

      Robert E. Burns has served as Executive Vice President and Co-Chief Operating Officer of Atrium Corporation and Atrium Companies, Inc. since December 2001, Chief Operating Officer of Aluminum Operations of Atrium Companies, Inc. since December 2000. Mr. Burns joined Atrium Companies, Inc. in January 2000 as Senior Vice President of Operations in which capacity he served until December 2000. Prior to that, Mr. Burns was Vice President of Operations of Baldwin Hardware, a division of Masco Corp. (NYSE:

MAS) from March 1996. Prior to joining Masco Corp., Mr. Burns was a management consultant with Universal Scheduling Company.

      C. Douglas Cross has served as Executive Vice President and Co-Chief Operating Officer of Atrium Corporation and Atrium Companies, Inc. since December 2001 and Chief Operating Officer of Vinyl Operations of Atrium Companies, Inc. since October 2000. Prior to October 2000, Mr. Cross was President and Chief Operating Officer of Ellison Windows and Doors since 1988. Mr. Cross had been with Ellison Windows and Doors since 1985. Prior to that, he was a commercial loan officer with First Union Bank.

      Cliff Darby has served as President of R.G. Darby, Inc. and Total Trim, Inc. since 1997. Mr. Darby has worked for Darby since 1985, holding numerous roles, including managerial, sales and administrative positions.

      D.D. “Gus” Agostinelli has served as Senior Vice President of Human Resources of Atrium Corporation and Atrium Companies, Inc. since March 2002. Mr. Agostinelli also served as Vice President of Human Resources from January 2001 to March 2002. Prior to joining us, Mr. Agostinelli was Principal of DDA Associates from October 1999 to January 2001 and Vice President of Human Resources for Dal-Tile International from January 1998 to October 1999. Mr. Agostinelli has held senior level human resources positions with Alcoa Fujikura, Ltd, PPG Industries and American Can International.

      Philip J. Ragona has served as Senior Vice President, General Counsel and Secretary of Atrium Corporation and Atrium Companies, Inc. since September 2002. Prior to joining us, Mr. Ragona was an associate with the law firm of Paul, Hastings, Janofsky & Walker LLP from 1995 to 2002, and with the law firm of Cahill, Gordon & Reindel from 1992 to 1995. Mr Ragona is a member of the New York State Bar Association and the Dallas Bar Association.

      Daniel T. Morley has served as Chairman of the Board of Directors of Atrium Corporation and Atrium Companies, Inc. since October 1998. Mr. Morley has also been a Managing Partner of Ardshiel since 1994. Mr. Morley has served as Co-President of Ardshiel since 1997. Mr. Morley also serves as Chairman of Astro Textiles Holdings, Inc., is a Director of Infigen, Inc. and holds positions with several other privately held companies.

      Roger A. Knight has served as a Director of Atrium Corporation and Atrium Companies, Inc. since October 1998. Mr. Knight has been a principal of Ardshiel since May 1998. Mr. Knight is also a Director of Astro Textiles Holdings, Inc., Infigen, Inc. and Offshoots, Inc. Prior to joining Ardshiel, he was Managing Director and a member of the Management Committee of Coopers & Lybrand Securities, Inc., the wholly-owned investment banking subsidiary of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers LLP).

      Andreas Hildebrand has served as a Director of Atrium Corporation and Atrium Companies, Inc. since October 1998. Mr. Hildebrand is Vice President of GE Asset Management. He has served in other capacities with GE Asset Management during the past five years. Mr. Hildebrand is also a Director of Eagle Family Foods Holdings, Inc., Astro Textiles Holdings, Inc. and several other privately held companies.

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

      Dennis M. McCormick has served as a Director of Atrium Corporation and Atrium Companies, Inc. since November 2000. In addition, Mr. McCormick has served as Co-President of Ardshiel since 1997. Mr. McCormick has served as Chairman of the Board of Directors of Infigen, Inc. since 1994. Mr. McCormick also serves as a Director of Astro Textiles Holdings, Inc. Mr. McCormick was Chairman of the Board of Directors of Cellu Tissue Corporation from 1995 to 1997.

      W. Andrew Shea has served as a Director of Atrium Corporation and Atrium Companies, Inc. since December 2002. Mr. Shea has been a Principal of Ardshiel, Inc. since September 2002. He served as a director of Riddell Sports Group, Inc. from June 2001 to September 2002 and also as a Director of 3SI Holdings, Inc. from June 2002 to September 2002. Prior to joining Ardshiel, Mr. Shea was a Principal of Lincolnshire Management, Inc., a New York based private equity investment firm, from 2000 to 2002. Prior to that he was a Vice President of Investment Banking at Merrill Lynch & Co., Inc.

Item 11.	Executive Compensation

Executive Compensation and Other Information

      Compensation of Named Executive Officers. The following table provides certain summary information for each of the years ended December 31, 2002, 2001 and 2000, concerning compensation paid to or accrued by us for or on behalf of our Chief Executive Officer and the four other most highly compensated persons whose individual combined salary and bonus exceeded $100,000 during such period:

Annual Compensation

						Long-Term
						Compensation
					Other Annual	Securities
					Compensation	Underlying	All Other
Name and Principal Position(1)	Year	Salary($)	Bonus($)		($)(1)	Options(#)(2)	Compensation($)

Jeff L. Hull	2002	325,000	330,000		—	—	—
President, Chief Executive	2001	300,000	275,625		—	—	—
Officer and Director	2000	300,000	281,500		—	1,750	—
Eric W. Long	2002	185,000	88,000		—	150	—
Executive Vice President and	2001	175,000	59,063		—	—	—
Chief Financial Officer	2000	130,000	65,000		—	—	—
Robert E. Burns	2002	225,000	115,625		—	100	—
Executive Vice President and	2001	200,000	78,750		—	—	—
Co-Chief Operating Officer	2000	160,000	100,000		—	200	30,000 (3)
C. Douglas Cross	2002	225,000	106,250		—	50	—
Executive Vice President and	2001	200,000	78,750		—	—	—
Co-Chief Operating Officer	2000	30,000	25,000	(4)	—	500	—
Cliff Darby	2002	225,000	75,000		—	—	—
Divisional President, Darby	2001	186,000	130,000		—	—	—
Group of Companies	2000	186,000	100,000		—	—	—

(1)	Perquisites related to insurance and benefit plans, automobile and expense allowances are excluded since the aggregated amounts are the lesser of $50,000 or 10% of the total annual salary.

(2)	All share amounts are adjusted for the December 31, 2001 reverse stock split of 1,000 for one.

(3)	Amount represents expenses reimbursed for moving costs, grossed-up for applicable taxes.

(4)	Mr. Cross joined us on October 25, 2000, accordingly, this amount represents the compensation earned from that date.

      Option Grants During 2002. The following table sets forth option grants to the named executive officers during the year ended December 31, 2002.

		Individual Grants(2)			Potential Realizable
Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to	Exercise or		Option Term(3)
	Options	Employees in	Base Price	Expiration
Name	Granted(#)(1)	Fiscal Year	($/SH)	Date	5%($)	10%($)

Jeff L. Hull	—	—	—	—	—	—
Eric W. Long	150	23.1	$1,300	3/1/12	$122,634	$310,780
Robert E. Burns	100	15.4	1,300	3/1/12	81,756	207,186
C. Douglas Cross	50	7.7	1,300	3/1/12	40,878	103,593
Cliff Darby	—	—	—	—	—	—

(1)	All options are for the common stock of Atrium Corporation.

(2)	Options vest ratably over 5 years or upon a change of control.

(3)	The assumed rates are compounded annually for the full terms of the options.

      Aggregated Option Exercises and Fiscal-Year-End Option Values. The following table sets forth option exercises by the named executive officers and value of in-the-money unexercised options held at December 31, 2002.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at FY-End(#)(1)		Options at FY-End
	Acquired on	Value
Name	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable(2)	Unexercisable(2)

Jeff L. Hull	50	$65,000	3,283	—	$402,400	—
Eric W. Long	—	—	136	184	60,600	$15,150
Robert E. Burns	—	—	120	180	6,000	4,000
C. Douglas Cross	—	—	200	350	—	—
Cliff Darby	—	—	1,297	—	197,970	—

(1)	Represents options held by the named individual to purchase common stock of our parent, Atrium Corporation.

(2)	Based on the fair market value of the option shares at fiscal year end of $1,300 per share less the exercise price per share payable for such shares.

1998 Stock Option Plan

      See “Equity Compensation Plans — 1998 Stock Option Plan” on page 15 of this report for a description of our 1998 Stock Option plan.

Replacement Stock Option Plan

      See “Equity Compensation Plans — Replacement Stock Option Plan” on page 15 of this report for a description of our 1998 Replacement Stock Option Plan.

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

Employment Agreements

Mr. Hull

      Mr. Hull has entered into an employment agreement with us pursuant to which he serves as our Chief Executive Officer and President. Mr. Hull’s employment agreement has a three-year term, which commenced January 1, 2003. The term is renewable for a series of three-year terms as mutually agreed to at least 30 days prior to the end of the then current term. Under the terms of Mr. Hull’s employment agreement, he is entitled to receive an annual base salary, as follows: during the period beginning on January 1, 2003 and ending on December 31, 2003, $400,000, during the period beginning on January 1, 2004 and ending on December 31, 2004, $450,000, and during the period beginning on January 1, 2005 and ending on December 31, 2005, $500,000. Mr. Hull’s salary is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Hull may receive an annual target bonus equal to his base salary amount; 50% of which will be payable contingent on achievement of our EBITDA plan and 50% of which will be payable contingent on achievement of certain other performance targets set by the board of directors. The annual target bonus is subject to increase at the discretion of the board of directors.

      The agreement also provides that we will make certain payments to Mr. Hull in the event

•	Mr. Hull is terminated by us without cause,

•	of a change of control, or

•	Mr. Hull terminates his employment for good reason.

      Pursuant to the agreement, Mr. Hull has agreed not to compete with us and our subsidiaries for certain specified periods.

      Effective January 1, 2003, Mr. Hull has entered into a Change of Control Agreement whereby he is entitled to certain additional payments upon a change of control. These payments are payable upon achievement of the following targets:

•	If the stockholders of Atrium Corporation receive net proceeds of $850 per share or less, Mr. Hull will receive a payment of $1,250,000.

•	If the stockholders of Atrium Corporation receive net proceeds of $850 per share but less than $992 per share, Mr. Hull will receive a payment of $1,250,000 plus the product of 7.4% of the proceeds exceeding $850 per share multiplied by the number of shares outstanding.

•	If the stockholders of Atrium Corporation receive net proceeds exceeding $992 per share, Mr. Hull will receive a payment of $3,250,000 plus the product of 5.6% of the proceeds exceeding $992 per share multiplied by the number of shares outstanding.

Mr. Long

      Mr. Long has entered into an employment and non-competition agreement with us pursuant to which he serves as our Executive Vice President and Chief Financial Officer. Mr. Long’s employment agreement has a three-year term, which commenced January 1, 2003. The term is renewable for a series of three-year terms as mutually agreed to at least 30 days prior to the end of the then current term. Under the terms of Mr. Long’s employment agreement, he is entitled to receive an annual base salary, as follows: during the period beginning on January 1, 2003 and ending on December 31, 2003, $192,500, during the period beginning on January 1, 2004 and ending on December 31, 2004, $200,000, and during the period beginning on January 1, 2005 and ending on December 31, 2005, $200,000. Mr. Long’s salary is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Long may receive an annual target bonus equal to $105,000,

$110,000 and $125,000 for the same respective periods, of which 50% will be payable contingent on achievement of our EBITDA plan and 50% will be payable contingent on achievement of certain other performance targets set by the board of directors. The annual target bonus is subject to increase at the discretion of the board of directors.

      The agreement also provides that we will make certain payments to Mr. Long in the event

•	Mr. Long is terminated by us without cause,

•	of a change of control, or

•	Mr. Long terminates his employment for good reason.

      Pursuant to the agreement, Mr. Long agreed not to compete with us and our subsidiaries for certain specified periods.

      Effective January 1, 2003, Mr. Long has entered into a Change of Control Agreement whereby he is entitled to certain additional payments upon a change of control. These payments are payable upon achievement of the following targets:

•	If the stockholders of Atrium Corporation receive net proceeds of $850 per share or less, Mr. Long will receive a payment of $100,000.

•	If the stockholders of Atrium Corporation receive net proceeds of $850 per share but less than $992 per share, Mr. Long will receive a payment of $100,000 plus the product of .56% of the proceeds exceeding $850 per share multiplied by the number of shares outstanding.

•	If the stockholders of Atrium Corporation receive net proceeds exceeding $992 per share, Mr. Long will receive a payment of $250,000 plus the product of .37% of the proceeds exceeding $992 per share multiplied by the number of shares outstanding.

Mr. Burns

      Mr. Burns has entered into an employment and non-competition agreement with us pursuant to which he serves as our Co-Chief Operating Officer. Mr. Burns’ employment agreement has a three-year term, which commenced January 1, 2003. The term is renewable for a series of three-year terms as mutually agreed to at least 30 days prior to the end of the then current term. Under the terms of Mr. Burns’ employment agreement, he is entitled to receive an annual base salary, as follows: during the period beginning on January 1, 2003 and ending on December 31, 2003, $232,500, during the period beginning on January 1, 2004 and ending on December 31, 2004, $240,000, and during the period beginning on January 1, 2005 and ending on December 31, 2005, $250,000. Mr. Burns’ salary is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Burns may receive an annual target bonus equal to $132,500, $140,000 and $150,000 for the same respective periods, of which 50% will be payable contingent on achievement of our EBITDA plan and 50% will be payable contingent on achievement of certain other performance targets set by the board of directors. The annual target bonus is subject to increase at the discretion of the board of directors.

      The agreement also provides that we will make certain payments to Mr. Burns in the event

•	Mr. Burns is terminated by us without cause,

•	of a change of control, or

•	Mr. Burns terminates his employment for good reason.

      Pursuant to the agreement, Mr. Burns agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Cross

      Mr. Cross has entered into an employment and non-competition agreement with us pursuant to which he serves as our Co-Chief Operating Officer. Mr. Cross’ employment agreement has a three-year term, which commenced January 1, 2003. The term is renewable for a series of three-year terms as mutually agreed to at least 30 days prior to the end of the then current term. Under the terms of Mr. Cross’ employment agreement, he is entitled to receive an annual base salary, as follows: during the period beginning on January 1, 2003 and ending on December 31, 2003, $232,500, during the period beginning on January 1, 2004 and ending on December 31, 2004, $240,000, and during the period beginning on January 1, 2005 and ending on December 31, 2005, $250,000. Mr. Cross’ salary is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Cross may receive an annual target bonus equal to $132,500, $140,000 and $150,000 for the same respective periods of which, 50% will be payable contingent on achievement of our EBITDA plan and 50% will be payable contingent on achievement of certain other performance targets set by the board of directors. The annual target bonus is subject to increase at the discretion of the board of directors.

      The agreement also provides that we will make certain payments to Mr. Cross in the event

•	Mr. Cross is terminated by us without cause,

•	of a change of control, or

•	Mr. Cross terminates his employment for good reason.

      Pursuant to the agreement, Mr. Cross agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Darby

      Mr. Darby entered into an employment agreement with us pursuant to which he serves as President of R.G. Darby Company and Total Trim, Inc. Mr. Darby’s employment agreement has a two year term which commenced on January 1, 2002. Under the terms of Mr. Darby’s employment agreement, he is entitled to receive an annual based salary of $225,000 per annum, which is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Darby is eligible to receive an annual bonus which amount will be payable contingent on Darby’s EBITDA plan.

      The agreement also provides that we will make certain payments to Mr. Darby in the event

•	Mr. Darby is terminated by us without cause,

•	of a change of control, or

•	Mr. Darby terminates his employment for good reason.

      Pursuant to the agreement, Mr. Darby has agreed not to compete with us and our subsidiaries for certain specified periods.

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

Compensation Committee Interlock and Insider Participation

      Daniel T. Morley is a 50% stockholder of Ardshiel.

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

Management Agreement

      We are a party to a management agreement dated October 2, 1998, which was amended on May 17, 1999, with Ardshiel. Under the management agreement, Ardshiel provides advisory services to us with respect to business strategy, operations and budgeting and financial controls in exchange for an annual fee of $1.9 million plus expenses. Additionally, the management agreement provides that we must offer Ardshiel the opportunity to perform investment banking services in connection with a sale or purchase of a business or any financing prior to engaging another financial advisor. Ardshiel has the right to receive a closing fee for its services in an amount not greater than 2% of the total purchase or sale price for such a business. The consent of GEIPPPII is required prior to the payment by us of any closing fees to Ardshiel where we are paying similar fees to other entities for similar services. Amounts paid under the management agreement in 2002 were $2.0 million ($.3 million of which was paid in the form of Atrium Corporation common stock).

      The management agreement will remain in effect until October 2, 2008. The agreement will be automatically renewed for one-year periods thereafter unless either party gives a written termination notice prior to the expiration of the initial or any extended term.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      We are a wholly-owned subsidiary of Atrium Corporation. The following table sets forth certain information regarding the beneficial ownership of Atrium Corporation common stock as of December 31, 2002, by each person who owns beneficially more than 5% of the outstanding common stock of Atrium Corporation and by the directors and certain executive officers of Atrium Corporation. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock of Atrium Corporation.

	Number of
Name	Shares(9)		Percentage

GE Investment Private Placement Partners II, a Limited Partnership	135,655		72.5%
3003 Summer Street Stamford, CT 06984-7900
Ardshiel, Inc.	4,363	(1)(2)(3)	2.2%
2 Greenwich Office Park Greenwich, CT 06831
Merrill Lynch Capital Corporation	9,696	(8)	5.2%
250 Vesey Street New York, NY 10281
The Ellison Company, Inc.	20,983	(5)(6)	11.2%
706 Green Valley Road, Suite 406 Greensboro, North Carolina 27408
John Ellison, Jr.	20,983	(5)(6)	11.2%
Jeff L. Hull	3,483	(7)	1.8%
Eric W. Long	136	(7)	*
Robert E. Burns	120	(7)	*
C. Douglas Cross	1,680	(7)	*
Cliff Darby	2,356	(7)	1.2%
Dennis M. McCormick	4,363	(2)(3)	2.2%
Daniel T. Morley	4,363	(2)(3)	2.2%
Roger A. Knight	—		—
Andreas Hildebrand	—		—
John C. Deterding	—		—
W. Andrew Shea	—		—
All directors and executive officers as a group (12 persons)(4)	33,120		17.7%

*	Less than 1%.

(1)	Includes (1) 1,040 shares of common stock issuable upon exercise of warrants that are currently exercisable; (2) 2,092 shares of common stock held by Ardatrium L.L.C., Arddoor L.L.C., Ardwing L.L.C. and Wing Partners, L.P. which are under common control with Ardshiel, and excludes all shares of common stock held by certain of our other stockholders who have granted proxies to Ardshiel or its affiliates to vote their shares.

(2)	Mr. Morley and Mr. McCormick are each a 50% stockholder of Ardshiel.

(3)	Represents shares beneficially owned by Ardshiel and its affiliates. Mr. Morley is the Co-President and a stockholder of Ardshiel and a managing member of Arddoor L.L.C., Ardatrium L.L.C. and Ardwing L.L.C., the general partner of Wing Partners, L.P. Mr. McCormick is the Co-President and a stockholder of Ardshiel and a member of Arddoor L.L.C., Ardatrium L.L.C. and Ardwing L.L.C. and a limited partner of Wing Partners, L.P. Accordingly, Messrs. Morley and McCormick may be deemed to be the beneficial owner of these shares. Messrs. Morley and McCormick disclaim beneficial ownership of these shares.

(4)	The business address for these individuals is 1341 West Mockingbird Lane, Suite 1200W, Dallas, Texas 75247.

(5)	Represents 17,137 and 3,846 shares beneficially owned by The Ellison Company, Inc. and Ellison Capital, LLC, respectively. Mr. Ellison is the President and Chief Executive Officer of The Ellison

Company, Inc. and holder of a majority membership interest in Ellison Capital, LLC. Mr. Ellison may be deemed to be the beneficial owner of these shares.

(6)	John Ellison, Jr. holds directly or indirectly, the beneficial ownership in The Ellison Company, Inc. and Ellison Capital, LLC.

(7)	Includes 3,283, 136, 120, 200 and 1,297 shares of common stock issuable upon exercise of options granted to Messrs. Hull, Long, Burns, Cross and Darby, respectively.

(8)	Includes 7,757 of Class A Common Stock and 1,939 shares of Class B common stock.

(9)	Represents shares of Class A common stock, unless otherwise stated.

Item 13.	Certain Relationships and Related Transactions

The Stockholders Agreement

      GEIPPPII, Ardshiel, and certain other stockholders are parties to an amended and restated stockholders agreement which sets forth their respective rights as stockholders of our parent, Atrium Corporation.

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

      Subject to certain exceptions, each of the stockholders party to the agreement, except for GEIPPPII, has agreed not to sell, transfer or otherwise dispose of its equity securities in Atrium Corporation. These exceptions include, among other things, transfers to affiliates and transfers pursuant to a tag-along right, drag-along right and put option that were granted to some of our stockholders. In the event that GEIPPPII intends to transfer its equity securities, each of the other stockholders party to the agreement will be entitled to purchase a pro rata portion, based on its ownership of equity securities, of the equity securities being transferred by GEIPPPII. However, in the event that such sale, transfer or disposition by GEIPPPII occurs after October 2, 2002, GEIPPPII may require that the other stockholders party to the agreement sell all of their equity securities to the proposed transferee.

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

Management Agreement

      We are party to a management agreement dated October 2, 1998, which was amended on May 17, 1999, with Ardshiel. Under the management agreement, Ardshiel provides advisory services to us with respect to business strategy, operations and budgeting and financial controls in exchange for an annual fee of $1.9 million plus expenses. Additionally, the management agreement provides that we must offer Ardshiel the opportunity to perform investment banking services in connection with a sale or purchase of a business or any financing prior to engaging another financial advisor. Ardshiel has the right to receive a closing fee for its services in an amount not greater than 2% of the total purchase or sale price for such a business. The consent of GEIPPPII is required prior to the payment by us of any closing fees to Ardshiel where we are paying similar fees to other entities for similar services. Amounts paid under the management agreement in 2002 were $2.0 million ($.3 million of which was paid in the form of Atrium Corporation common stock).

      The management agreement will remain in effect until October 2, 2008. The agreement will be automatically renewed for one-year periods thereafter unless either party gives a written termination notice prior to the expiration of the initial or any extended term.

      Daniel T. Morley and Dennis M. McCormick, two of our directors, are each a 50% stockholder of Ardshiel.

Buy-Sell Agreements

      We entered into buy-sell agreements with certain members of our management under which we may repurchase from those persons all or any portion of their shares of Atrium Corporation common stock for a purchase price specified in these agreements after the termination of their employment. Each agreement also provides for certain restrictions on transfer.

      In addition, the buy-sell agreement entered into with Mr. Cliff Darby provided that he will have the right to require Atrium Corporation to repurchase his shares if he is terminated for any other reason than for cause and Atrium Corporation does not exercise its right to purchase the shares.

Indemnification Agreements

      We entered into indemnification agreements with Jeff L. Hull, Robert E. Burns, Cliff Darby, Eric W. Long, Daniel T. Morley, Roger A. Knight, Andreas Hildebrand, John C. Deterding, John Ellison, Jr., C. Douglas Cross, Dennis M. McCormick, W. Andrew Shea and Philip J. Ragona under which we agreed to indemnify them, if any of them becomes a party to or other participant in any threatened, pending or completed action, suit or proceeding relating to the fact that the person is or was our director, officer, employee, agent or fiduciary.

Facility Leases

      Darby is party to a facilities lease agreement with Mr. R.G. Darby, a former stockholder of Darby and the father of Mr. Cliff Darby, President of Darby. Pursuant to the terms of the lease, Darby pays rent to Mr. Darby of approximately $26,444 (adjusted from $21,700 in January 2003 and $16,904 in April 2001) per month, adjusted annually for inflation. The term of the lease is ten years. Rent expense paid to Mr. Darby was approximately $278,718 in 2002. Additionally, we lease property on a month to month basis from Cliff Darby. Amounts paid under this arrangement were $21,600 in 2002.

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out within the 90-day period prior to the filing of this annual report. This evaluation was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s initial evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Eric W. Long
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2003

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JEFF L. HULL Jeff L. Hull	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ ERIC W. LONG Eric W. Long	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ DANIEL T. MORLEY Daniel T. Morley	Director	March 31, 2003

/s/ ROGER A. KNIGHT Roger A. Knight	Director	March 31, 2003

/s/ ANDREAS HILDEBRAND Andreas Hildebrand	Director	March 31, 2003

/s/ JOHN C. DETERDING John C. Deterding	Director	March 31, 2003

/s/ JOHN ELLISON, JR. John Ellison, Jr.	Director	March 31, 2003

Signature	Capacity	Date

/s/ DENNIS M. MCCORMICK Dennis M. McCormick	Director	March 31, 2003

/s/ W. ANDREW SHEA W. Andrew Shea	Director	March 31, 2003

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeff L. Hull, certify that:

      (1) I have reviewed this annual report on Form 10-K of Atrium Companies, Inc.;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

      (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JEFF L. HULL

Jeff L. Hull
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2003

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric W. Long, certify that:

      (1) I have reviewed this annual report on Form 10-K of Atrium Companies, Inc.;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

      (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ERIC W. LONG

Eric W. Long
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2003

INDEX TO FINANCIAL STATEMENTS

Page

Atrium Companies, Inc. and Subsidiaries
Report of Independent Accountants	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Stockholder’s Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of

Atrium Companies, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and other comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Atrium Companies, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001 and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

PricewaterhouseCoopers LLP

Dallas, Texas
March 28, 2003

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,131	$1,247
Accounts receivable, net of allowance of $82 and $153, respectively	1,847	3,895
Retained interest in sold accounts receivable	25,209	14,373
Inventories	33,712	36,737
Prepaid expenses and other current assets	6,109	4,819
Deferred tax asset	1,324	1,426

Total current assets	69,332	62,497
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $23,823 and $15,410, respectively	55,322	55,755
GOODWILL	345,239	345,239
DEFERRED FINANCING COSTS, net of accumulated amortization of $10,268 and $7,415, respectively	10,293	13,350
OTHER ASSETS, net of accumulated amortization of $6,555 and $6,948, respectively	8,134	7,366

Total assets	$488,320	$484,207

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$6,524	$6,191
Accounts payable	22,535	18,539
Accrued liabilities	31,442	29,671

Total current liabilities	60,501	54,401

LONG-TERM LIABILITIES:
Notes payable	291,501	304,363
Deferred tax liability	1,324	1,426
Other long-term liabilities	560	707
Swaps contract liability	—	6,821

Total long-term liabilities	293,385	313,317

Total liabilities	353,886	367,718

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in capital	203,684	203,552
Accumulated deficit	(64,810)	(78,794)
Accumulated other comprehensive loss	(4,440)	(8,269)

Total stockholder’s equity	134,434	116,489

Total liabilities and stockholder’s equity	$488,320	$484,207

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands)

	2002	2001	2000

NET SALES	$536,299	$517,063	$492,303
COST OF GOODS SOLD (includes special writedown of inventory of $1,010 in 2001 related to facility shutdown and $7,206 in 2000 related to the divestiture of two divisions)	360,323	354,797	371,195

Gross profit	175,976	162,266	121,108

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	116,364	108,067	122,047
Securitization expense	1,133	1,532	—
Stock compensation expense	383	582	—
Amortization expense	3,410	14,410	9,870

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	121,290	124,591	131,917
Special charges	4,198	1,213	27,739

	125,488	125,804	159,656

Income (loss) from operations	50,488	36,462	(38,548)
INTEREST EXPENSE	35,697	39,113	36,967
OTHER INCOME (EXPENSE), net	22	(20)	249

Income (loss) before income taxes and extraordinary charge	14,813	(2,671)	(75,266)
PROVISION (BENEFIT) FOR INCOME TAXES	625	1,358	(940)

Income (loss) before extraordinary charge	14,188	(4,029)	(74,326)
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT (net of income tax benefit of $0 in 2002 and 2001)	204	837	—

NET INCOME (LOSS)	$13,984	$(4,866)	$(74,326)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND

OTHER COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands, except share amounts)

					Accumulated
				Retained	Other
	Common Stock			Earnings	Comprehensive	Total
			Paid-in	(Accumulated	Income	Stockholder’s
	Shares	Amount	Capital	Deficit)	(Loss)	Equity

Balance, December 31, 1999	100	$—	$109,624	$398	$(2)	$110,020
Capital contribution from Atrium Corporation, net	—	—	86,380	—	—	86,380
Comprehensive loss:
Net loss	—	—	—	(74,326)	—	(74,326)
Unrealized loss on equity securities	—	—	—	—	2	2

Total comprehensive income (loss)	—	—	—	(74,326)	2	(74,324)

Balance, December 31, 2000	100	—	196,004	(73,928)	—	122,076
Capital contribution from Atrium Corporation, net	—	—	7,248	—	—	7,248
Non-cash stock compensation expense	—	—	300	—	—	300
Comprehensive loss:
Net loss	—	—	—	(4,866)	—	(4,866)
Cumulative effect of change in accounting principle, net of tax of $0 (adoption of SFAS 133)	—	—	—	—	(2,319)	(2,319)
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	(5,623)	(5,623)
Accretion of deferred gain on terminated interest rate collars	—	—	—	—	(327)	(327)

Total comprehensive loss	—	—	—	(4,866)	(8,269)	(13,135)

Balance, December 31, 2001	100	—	203,552	(78,794)	(8,269)	116,489
Distribution to Atrium Corporation, net	—	—	(168)	—	—	(168)
Non-cash stock compensation expense	—	—	300	—	—	300
Comprehensive income (loss):
Net income	—	—	—	13,984	—	13,984
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	3,829	3,829

Total comprehensive income	—	—	—	13,984	3,829	17,813

Balance, December 31, 2002	100	$—	$203,684	$(64,810)	$(4,440)	$134,434

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,984	$(4,866)	$(74,326)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Extraordinary charge, net of income tax benefit of $0	204	837	—
Depreciation and amortization	14,885	24,415	16,483
Non-cash stock compensation expense	300	300	—
Amortization of deferred financing costs	2,853	2,945	2,390
Accretion of discount on notes payable	206	185	166
Accretion of gain from interest rate collars	—	(327)	(327)
Amortization of gain from sale/leaseback of building	(41)	(9)	(6)
Provision for (recoveries of) bad debts	(25)	597	4,009
Loss on sale of receivables	625	1,069	—
Special charges	639	910	27,739
Write down of inventory for shutdown and divestiture	—	1,010	7,206
Gain on sales of assets	(221)	(1,798)	(695)
Gain on sale of investments in equity securities	—	—	(507)
Deferred tax benefit	—	—	(1,765)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	2,048	1,367	14,620
Retained interest in sold accounts receivable	(4,336)	1,632	—
Sale of accounts receivable	(7,100)	27,400	—
Inventories	3,024	8,208	(2,947)
Prepaid expenses and other current assets	(1,040)	(1,962)	10,069
Accounts payable	2,964	(4,822)	(7,354)
Accrued liabilities and other long-term liabilities	(1,880)	(6,654)	804

Net cash provided by (used in) operating activities	27,089	50,437	(4,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,107)	(14,104)	(14,518)
Proceeds from sales of assets	1,950	6,120	2,829
Proceeds from the sales of Wing and the Atrium Wood Patio Door division	—	—	24,355
Acquisition of Ellison, net of cash acquired	—	—	(99,276)
Proceeds from the sale of investments in equity securities	—	—	620
Other assets	(4,178)	(2,612)	(3,790)

Net cash used in investing activities	(15,335)	(10,596)	(89,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under term notes	—	—	38,000
Payments of notes payable and capital lease obligations	(23)	(251)	(309)
Net borrowings (payments) under revolving credit facility	—	(19,000)	3,730
Deferred financing costs	—	(388)	(1,326)
Scheduled principal payments on term loans	(5,484)	(5,728)	(2,990)
Additional principal payments on term loans	(7,228)	(20,000)	—
Contributions from (distributions to) Atrium Corporation, net	(168)	7,248	59,102
Payment of other long-term liabilities	—	—	(1,616)
Checks drawn in excess of bank balances	1,033	(5,121)	2,982

Net cash provided by (used in) financing activities	(11,870)	(43,240)	97,573
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(116)	(3,399)	3,352
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,247	4,646	1,294

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,131	$1,247	$4,646

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands)

	2002	2001	2000

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest	$33,996	$37,909	$32,629
Income taxes, net of refunds	1,086	1,677	(2,376)
Noncash investing and financing activities:
Contribution to Atrium Corporation in exchange for shares issued in Ellison transaction	—	—	27,279
Contribution to Atrium Corporation in exchange for shares issued for services provided in connection with Ellison transaction	—	—	1,000
Exchange of assets for note	—	150	300
Settlement of note receivable for fixed assets	—	905	—
Debt assumed in acquisition	—	—	1

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and pound amounts)

1.	Organization, Business and Basis of Presentation:

      Atrium Companies, Inc. (“Atrium Companies” or the “Company”) is engaged in the manufacture and sale of windows, patio doors and various building materials throughout the United States and Mexico.

      On August 3, 1998, D and W Holdings, Inc. (“D and W”), the Company’s then ultimate parent, entered into a Merger Agreement with Atrium Corporation, the former parent of the Company, and certain security holders to acquire all of the outstanding capital stock of Atrium Corporation for $225.0 million, through a series of transactions (the “1998 Recapitalization”). Atrium Corporation owned 100% of the outstanding capital stock of the Company prior to the merger. In connection with the merger, GE Investment Private Placement Partners II, a limited partnership (“GEIPPPII”), and Ardatrium L.L.C. (“Ardatrium”) formed D and W by acquiring all of its outstanding common stock for an aggregate purchase price of $50.0 million. GEIPPPII is a private equity partnership affiliated with GE Asset Management, a wholly-owned investment management subsidiary of General Electric Company. Ardatrium is an affiliate of Ardshiel, Inc. (“Ardshiel”), a private equity investment firm based in Connecticut.

      The acquisition of Atrium Corporation by D and W was effected through the merger on October 2, 1998 of a wholly-owned subsidiary of D and W, D and W Acquisition Corp., with and into Atrium Corporation pursuant to the terms of the Merger Agreement. Prior to the merger, D and W contributed $50.0 million to Atrium Corporation in exchange for all of its outstanding common stock. As a result of the merger, Atrium Corporation became a direct wholly-owned subsidiary of D and W, and the Company became an indirect wholly-owned subsidiary of D and W.

      On October 25, 2000, D and W and Atrium Corporation were merged and D and W was the surviving entity of the merger. Upon completion of this merger, D and W changed its name to Atrium Corporation. The Company is now wholly-owned by Atrium Corporation.

      The operations of VES, Inc., doing business as Ellison Extrusion Systems, Inc. (since renamed Atrium Extrusion Systems, Inc.) and Ellison Windows and Doors (collectively “Ellison”) are included in the Company’s consolidated financial statements since their date of acquisition, October 25, 2000. There were no acquisitions in 2002 or 2001 that require pro forma information. Operations of Atrium Funding Corporation are included in the Company’s consolidated financial statements since inception on July 9, 2001. The operations of Atrium Ventanas de Mexico and Atrium Servicios de Mexico are included in the Company’s consolidated financial statements since their date of inception of March 21, 2002.

      All share amounts related to Atrium Corporation are adjusted for the December 31, 2001 reverse stock split of 1,000 to one effected by Atrium Corporation.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma information presents consolidated operating results as though the acquisitions of Ellison (see Note 6) and the divestitures of Wing Industries, Inc. (“Wing”) and the Atrium Wood Patio Door division (“Wood”) (see Note 3) had occurred at the beginning of the periods presented:

	Year Ended	Year Ended
	December 31,	December 31,
	2002	2001	Year Ended December 31, 2000

	Actual	Actual	Actual	Pro Forma

NET SALES	$536,299	$517,063	$492,303	$497,956
COST OF GOODS SOLD (includes special writedown of inventory of $1,010 in 2001 related to facility shutdown)	360,323	354,797	371,195	334,625

Gross profit	175,976	162,266	121,108	163,331

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	116,364	108,067	122,047	106,935
Securitization expense	1,133	1,532	—	—
Stock compensation expense	383	582	—	—
Deferred compensation from Ellison	—	—	—	576
Amortization expense	3,410	14,410	9,870	14,155

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	121,290	124,591	131,917	121,666
Special charges	4,198	1,213	27,739	4,207

	125,488	125,804	159,656	125,873

Income (loss) from operations	50,488	36,462	(38,548)	37,458
INTEREST EXPENSE	35,697	39,113	36,967	39,056
OTHER INCOME (LOSS), net	22	(20)	249	71

Income (loss) before income taxes and extraordinary charge	14,813	(2,671)	(75,266)	(1,527)
PROVISION (BENEFIT) FOR INCOME TAXES	625	1,358	(940)	3,242

Income (loss) before extraordinary charge	14,188	(4,029)	(74,326)	(4,769)
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT (net of income tax benefit of $0 in 2002 and 2001)	204	837	—	—

NET INCOME (LOSS)	$13,984	$(4,866)	$(74,326)	$(4,769)

Other Information:
Depreciation Expense	11,476	10,005	6,613	7,957

2.	Significant Accounting Policies:

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industry Segment

      The Company operates in a single operating segment, the fabrication, distribution and installation of windows and doors and related components for the residential new construction and the repair and remodeling markets.

Revenue Recognition

      Revenue from the sale of windows and doors and related components is recorded at the time of delivery to the customer. On contracts involving installation, revenue is recognized when the installation is complete. Allowances are established to recognize the risk of sales returns from customers and estimates of warranty costs.

      The Company classifies any shipping charges to customers as revenues. The costs of shipping and handling fees are presented in selling, delivery, general and administrative expenses in the Company’s consolidated statements of operations and were $35,357, $31,192 and $38,619 for 2002, 2001 and 2000, respectively.

Cash and Cash Equivalents

      The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, the Company had $3,342 and $2,309 of checks drawn in excess of bank balances that were reclassified into accounts payable.

Equity Securities — Available For Sale

      Investments in equity securities–available for sale are carried at market based on quoted market prices, unrealized gains and losses are recorded in stockholder’s equity. During 2000, the Company sold its equity securities for $620 which resulted in a $507 gain on the sale. The Company did not own any equity securities in 2002 or 2001.

Concentrations of Credit Risk

      Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of the Company’s retained interest in trade accounts receivable. The Company’s customers are located in 49 states and Mexico. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has sales to the following significant customer (presented as a percentage of actual net sales):

	Years Ended

Customer	12/31/02	12/31/01	12/31/00

The Home Depot, Inc.	10%	4%	15%

Inventories

      Inventories are valued at the lower of cost (last-in, first-out or “LIFO”) or market. Work-in-process and finished goods inventories consist of direct materials, labor and manufacturing overhead. Inventory costs include direct materials, labor and manufacturing overhead. Management believes that the LIFO method results in a better matching of current costs with current revenues. Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $43 higher at December 31, 2002 and $304 lower at December 31, 2001. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based upon assumptions about future demand and market conditions. A reserve for inventory allowance is included in raw materials.

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

Goodwill

      Goodwill represents the excess of cost over fair market value of net assets acquired. Goodwill is no longer amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, management reviews the carrying value of goodwill for recoverability based on estimated fair values of the reporting units in the fourth quarter of each year or when events or changes in circumstances indicate, in management’s judgement, that the carrying value may not be recoverable. The fair values of the reporting units were based upon management’s estimate of a multiple of undiscounted cash flows. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the building materials industry and any other events or circumstances which might indicate potential impairment. If goodwill is determined not to be recoverable, an impairment is recognized as a charge to operations. Such impairment is based on the discounted cash flow approach.

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

      Unamortized capitalized software costs at December 31, 2002 and 2001 were $4,345 and $3,230, respectively, and are included in other long-term assets. Amortization expense for 2002, 2001 and 2000 was $1,629, $1,359 and $1,925, respectively.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      At December 31, 2002, the Company had several stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock-based employee compensation cost, related to the issuance of stock options is not reflected in the Company’s earnings, as all options granted under those plans had an exercise price equal to or in excess of the estimated market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on the Company’s reported net income (loss) of $13,666, $(5,021) and $(74,730) for the years ending December 31, 2002, 2001 and 2000, respectively, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based compensation plans and warrants.

	2002	2001	2000

Net income (loss), as reported	$13,984	$(4,866)	$(74,326)
Adjustments:
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(318)	(155)	(404)

Adjusted net income (loss)	$13,666	$(5,021)	$(74,730)

      The above pro forma disclosures are not representative of pro forma effects for future periods because the determination of the fair value of all options granted excludes an expected volatility factor and additional option grants are expected.

Provision for Warranties

      The Company estimates its warranty provisions based upon an analysis of all identified or expected claims and an estimated cost to resolve those claims. The estimates of expected claims are generally a factor of historical claims. Changes in claim rates, differences between actual and expected warranty costs could impact warranty obligation estimates.

2002

Beginning reserve for warranties	$(1,226)
Provisions for warranties issued during the period	(3,765)
Provisions related to pre-existing warranties (including changes in estimates)	179
Settlements made (in cash or kind) during the period	3,843

Ending reserve for warranties	$(969)

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is included in Atrium Corporation’s consolidated federal tax return. The Company’s income taxes have been presented as if calculated on a stand-alone separate tax return basis.

Forward Commitments

      The Company periodically enters into forward commitments to hedge price variances in certain raw materials. Changes in the market value of forward commitments are recognized in income when the effects of the related charges in the hedged items are recognized.

New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for the Company on January 1, 2003. The Company does not anticipate a significant impact on its operating results as a result of adopting this statement.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS 145, on January 1, 2003, and the Company will reclassify previously reported extraordinary items as a component of earnings before income taxes on a prospective basis as the criteria for classification as extraordinary will not be met. The Company wrote-off deferred financing costs in the amount of $204 and $837 in connection with the early retirement of debt which are reported as extraordinary items for the years ended December 31, 2002 and 2001, respectively.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 was adopted by the Company on January 1, 2003 and will be applied on a prospective basis. This statement will affect the timing of exit or disposal activities reported by the Company that occur after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation”, (“SFAS 148”) which became effective for the Company upon its issuance. SFAS 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS 148 also revised the prominence and character of the disclosures related to the Company’s stock-based compensation. In complying with the new reporting requirements of SFAS 148, the Company elected to continue using the intrinsic-value method to account for qualifying stock-based compensation, as permitted by SFAS 148. The Company has, however, included the disclosures prescribed by SFAS 148 within the consolidated financial statements. For 2003, the Company is evaluating whether to adopt a transition option to expense stock-based compensation under the provisions of SFAS 148.

      During November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in that pronouncement. The disclosure requirements of FIN 45 are effective for the Company at December 31, 2002 and have been implemented as of that date. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

      During January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. The Company does not believe the adoption will have a significant effect on its consolidated financial position or results of operations.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions are based upon the best available information and are subject to change as conditions within and beyond the control of the Company change, including but not limited to, economic conditions, the availability of additional information and actual experience rates different from those used in the Company’s estimates. Accordingly, actual results could differ from those estimates. Significant estimates are used in calculating allowance for bad debt, inventory reserves, recoverability of goodwill, insurance, including medical and workers’ compensation and warranty accruals, and in recognizing deferred tax assets and liabilities.

Advertising Costs

      Advertising costs are expensed when incurred and were $4,597, $3,664 and $3,852, for 2002, 2001 and 2000, respectively. Advertising expenses that relate to contractual cooperative advertising allowances and volume rebates with our customers are recorded as a reduction to net sales in the consolidated statements of operations. Other advertising expenditures incurred by the Company are reflected in selling, delivery, general and administrative in the consolidated statements of operations.

Reclassifications

      Certain reclassifications have been made to the 2001 and 2000 balances to conform to the 2002 presentation.

3.	Special Charges:

2002

Wing divestiture:

      During 2002, the Company recorded a special charge in the amount of $4,198 for liabilities associated with the divestiture of the assets of Wing. The special charge is comprised of $2,553 in exit costs incurred by the Company on the remaining lease obligations at Wing’s former facilities. The special charge also includes $1,645 for litigation expenses. As of December 31, 2002, $3,559 of the special charge was incurred and has been paid by the Company against its accrued provisions for the Wing divestiture, leaving a remaining accrual of $639 for unpaid liabilities, a portion of which is still under negotiation.

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

      In addition to the above charges, the Company recorded a special writedown to inventory of $1,010 related to the closure of the Woodville, Texas facility and the associated product line rationalization, which is included in cost of goods sold. Upon closure of the Woodville facility in the summer of 2002, the entire inventory reserve was utilized.

      As of December 31, 2002, the Company has a reserve balance of $232 remaining for the closure of the Woodville, Texas facility, including an additional $50 that was provided for in 2002 and is included in selling, general, delivery, and administrative expenses. As of December 31, 2002, $728 was incurred and has been paid by the Company against its accrued provisions for the Woodville, Texas facility closing. The Company does not anticipate additional liabilities related to the Woodville closure.

2000

Wing divestiture:

      On August 25, 2000, the Company completed the sale of substantially all of the assets of Wing, its wood interior door subsidiary, to Premdor Corporation, a subsidiary of Premdor Inc. In connection with the sale, the Company received $20,570 in proceeds. As such, the Company recorded a special charge related to this divestiture as follows:

Write-off of goodwill	$21,087
Write-off of capitalized software costs	1,662
Expense associated with operating leases of idle facilities	1,533
Expense associated with operating leases of idle equipment	462
Write-off of noncompete agreement and software	229
Net gain on sale of fixed assets	(388)

Total special charge — Wing divestiture	$24,585

      All of the Wing 2000 special charges have been incurred and paid. In 2002, the Company incurred an additional special charge in the amount of $4,198 related to the divestiture of Wing. See discussion on 2002 special charges.

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

      As of December 31, 2002, the Company has fully utilized the accrued provisions related to the divestiture of Wood and does not anticipate any additional liabilities associated with the transaction.

Other:

      In 2000 the Company recorded special charges in the amount of $539 for non-capitalizable legal fees associated with the amendment of the Credit Agreement. Additionally, $1,364 was recorded for severance benefits incurred in connection with the separation agreement entered into between the Company and a former Chief Executive Officer hired in March 2000.

      In addition to the above charges, the Company recorded writedowns related to inventory of $5,338 and $1,868, respectively, related to the Wing and Wood divestitures that are included in cost of goods sold. In addition, the Company’s gross margins were also adversely affected as a result of liquidating the Wood divestitures inventory below normal selling prices, although in excess of cost.

4.	Adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), SFAS No. 141, “Business Combinations,” (“SFAS 141”), SFAS 142 and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”):

SFAS 133:

      The Company adopted SFAS 133 and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment as of January 1, 2001 of $2,319 to other comprehensive income. This adjustment represents the current fair-value of hedging instruments related to interest rate swap agreements of $2,646 with an offset of $327 related to the reclassification of deferred gains on previously terminated interest rate collars. There is no income tax effect considering there is a full valuation allowance against deferred tax assets. The Company also has forward aluminum contracts. However, these are excluded from the scope of SFAS 133 as they represent normal sales and purchases. At December 31, 2002, the fair-value of the hedging instruments is a liability of $4,440. The Company’s hedging instruments mature in 2003.

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

SFAS 141 and SFAS 142:

      In June 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization of goodwill during 2001 and 2000 was $11,725 and $7,945, respectively.

      The Company completed its initial, transitional goodwill impairment analysis under SFAS 142 as of January 1, 2002 and its annual impairment test in the fourth quarter, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company will review goodwill for impairment during the fourth quarter of each year. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present.

      As shown in the following table, the Company would have reported net income (loss), before extraordinary charges, of $7,696 and $(66,381) during 2001 and 2000, respectively, if the goodwill amortization included in the Company’s net loss, as reported, had not been recognized.

	2002	2001	2000

Net income (loss) before extraordinary charges as reported	$14,188	$(4,029)	$(74,326)
Adjustment:
Goodwill amortization	—	11,725	7,945

Adjusted net income (loss) before extraordinary charges	$14,188	$7,696	$(66,381)

SFAS 144

      The Company adopted SFAS 144 effective January 1, 2002. SFAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measure-

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ment of long-lived asset impairment contained in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). However, SFAS 144 provides new guidance intended to address certain implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS 144 did not have a significant effect on the Company as of January 1, 2002.

5.	Securitization of Accounts Receivable:

      On July 9, 2001, the Company and certain of its subsidiaries (collectively “the Originators”) entered into an agreement whereby each Originator agreed to sell on a non-recourse basis, and on an ongoing basis, a pool of receivables comprising their entire trade receivable portfolio to a wholly-owned bankruptcy-remote special purpose funding subsidiary (“Atrium Funding Corporation” or “AFC”) of the Company. AFC is a distinct legal entity that does not engage in trade or business in order to make remote the possibility that it would have to file in bankruptcy or other receivership. In addition, AFC is consolidated for financial purposes. Certain subsidiaries sell all of their trade receivables to AFC. AFC entered into an agreement with Fairway Finance Corp. (the “Securitization Company”), agented by BMO Nesbitt Burns, whereby AFC can sell a pro rata share of the trade receivable portfolio to the Securitization Company for aggregate payments, subject to a borrowing base and receivable eligibility. On July 30, 2002, the Company’s receivables purchase agreement was amended to reduce the size of the accounts receivable securitization facility from $50,000 to $42,000.

      Generally, the agreement provides that as payments are collected from the sold accounts receivable, AFC may elect to have the Securitization Company reinvest the proceeds in new accounts receivable. The Securitization Company, in addition to the right to collect payments from that portion of the interests in the accounts receivable owned by them, also has the right to collect payments from that portion of the ownership interest in the accounts receivable that is owned by AFC. The facility, which expires July 31, 2004, requires the Company to comply with various affirmative or negative covenants and requires early amortization if AFC does not maintain a minimum equity requirement. The facility also terminates on the occurrence and failure to cure certain events, including, among other things, any failure of AFC to maintain certain ratios related to the collectability of the receivables, or the Company’s failure to maintain long-term unsecured debt ratios. The Company and AFC were in compliance with all related covenants as of December 31, 2002 and 2001.

      As a result of the agreement, receivables sold to the Securitization Company are not reflected in the Company’s consolidated balance sheet. The Securitization Company is free to pledge or exchange its interest. Any receivables not sold to the Securitization Company constitute the retained interest in the receivables portfolio of AFC. Due to the short-term nature of the underlying receivables, the net carrying amount of the Company’s retained interest in transferred accounts receivables as of December 31, 2002 approximates fair value and is classified as a current asset.

      On August 3, 2001, AFC sold a pro rata share of the trade receivable portfolio for $33,000, leaving a retained interest of $28,055. Subsequently, additional pools of receivables were sold. The amount the Company received from the sale was net of provisions for bad debts and transaction fees, which included placement fees and professional fees of approximately $878. The proceeds from the sale were used to repay debt under the Company’s Credit Agreement (see Note 11). The retained interest was $25,209 and $14,373 and the securitized balances were $20,300 and $27,400, as of December 31, 2002 and 2001, respectively.

      The Company retains the servicing responsibilities for which it receives an annual servicing fee of .5% of the securitized accounts receivables. The Company recognizes no servicing asset or liability because the

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

servicing fee represents adequate compensation for the services performed. The servicing fee is eliminated upon consolidation.

      The table below summarizes certain cash flow information for the years ended 2002 and 2001:

	2002		2001

Proceeds from new securitizations	$513,245		$269,893
Cash flows received on retained interest	269,751		109,214
Proceeds from collections reinvested	522,527		222,332
Net charge-offs of managed receivables	625		1,069
Actual and expected losses	N/A	(a)(b)	N/A	(a)(b)

(a)	not applicable due to collateral coverage on securitizations.

(b)	not applicable since fair value of retained interest approximates carrying value given the short-term nature of underlying receivables.

      Managed portfolio data consisted of the following at December 31:

	2002	2001

Securitized balances	$20,300	$27,400
Retained interest in sold accounts receivable	25,209	14,373
Owned receivables	1,847	3,895

Managed receivables	$47,356	$45,668

      The delinquency rate, as defined by the agreement, represents any sold receivables that have aged beyond 60 days past due. The delinquency rate at December 31, 2002 decreased to 1.47%, compared to a rate of 2.71% as of December 31, 2001. The delinquency rate directly affects the Company’s borrowing base limitations. A lower delinquency rate allows the Company to borrow additional funds from AFC.

      In 2002, the Company incurred costs of $1,133 on the sale of its receivables that have been classified as a separate line item in selling, delivery, general and administrative expenses compared to costs of $1,532 in 2001. Expenditures that were incurred due to the Company’s sale of its receivables in 2002 comprise of $1,065 related to the loss on sale of receivables, which represents the interest expense component of the transaction and $68 for expenses incurred to amend the accounts receivable securitization facility from $50,000 to $42,000. Expenditures in 2001 were comprised of $878 of fees associated with the placement of the securitization and a loss on the sale of receivables of $654, which represents the interest expense component of the transaction. Additionally, included in selling, delivery, general and administrative expenses is $625 and $1,069 related to the loss on sale of receivables due to the adjustment to fair value for the years ended December 31, 2002 and 2001, respectively.

6.	Acquisitions:

Ellison Acquisition:

      On October 25, 2000, the Company completed the acquisition of the stock of VES, Inc., doing business as Ellison Extrusion Systems, Inc. (since renamed Atrium Extrusion Systems, Inc.), and substantially all of the operating assets of The Ellison Company, Inc.’s Windows and Doors Division. The transaction was valued at $125,466, excluding transaction fees and expenses of $6,002.

      The purchase price was comprised of $98,187 of cash and $27,279 (20,983 shares) of common stock of Atrium Corporation. The cash portion of the purchase price and transaction fees and expenses aggregating $104,189, was funded through Atrium Corporation’s issuance of $36,500 and $26,000 of Senior PIK Notes

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and common stock, respectively, $24,355 from the divestiture of Wing and Wood assets and $4,913 of cash acquired from Ellison. The remaining portion was funded through additional borrowings under the Company’s Credit Agreement.

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

      In accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

      Cash and cash equivalents — The carrying amounts reported in the balance sheet approximate the fair value.

      Notes payable — The fair value of the Company’s notes is based on quoted market prices. The carrying value of notes payable, other than the Senior Subordinated Notes, approximate fair value due to the floating nature of the interest rates. Management estimates that the Senior Subordinated Notes of $175,000 are valued at $171,500 and $162,750 as of December 31, 2002 and 2001, respectively, based on quoted market prices.

      Interest Rate Swaps — The Company has entered into interest rate swap agreements whereby the Company will pay the counterparties interest at a fixed rate and the counterparties will pay the Company interest at a floating rate equal to the three-month LIBOR interest rate. The fair value of interest rate swap agreements are the amount at which they could be settled, based on estimates obtained from lenders. Swaps consisted of the following at December 31:

	2002	2001

Swap #1
Notional Amount	$100,000	$100,000
Fixed Interest Rate	6.6625%	6.6625%
Termination Date	11/3/03	11/3/03
Fair Value	$(4,440)	$(6,821)
Swap #2
Notional Amount	—	$37,500
Fixed Interest Rate	—	6.1475%
Termination Date	—	12/9/02
Fair Value	—	$(1,448)

      In December 2001, the Company amended Swap #2 from a notional amount of $40,000 to a notional amount of $37,500 in order to maintain hedge effectiveness and incurred a loss of $184 associated with the amendment, which was reclassified from other comprehensive loss to interest expense. Additionally in 2002, the Company amended Swap #2 to a notional amount of $32,900 in order to maintain hedge effectiveness. Swap #2 expired in December 2002.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Forward aluminum contracts–The unrealized gains and losses are based on quotes for aluminum as reported on the London Metal Exchange. The Company had forward contracts with fixed rate prices totaling $2,885 and $18,124 with unrealized losses of $3 and $599 at December 31, 2002 and 2001, respectively.

8.	Inventories:

      Inventories consisted of the following at December 31:

	2002	2001

Raw materials	$22,047	$24,209
Work-in-process	1,041	1,000
Finished goods	10,667	11,225

	33,755	36,434
LIFO benefit (reserve)	(43)	303

	$33,712	$36,737

      The change in the LIFO reserve for 2002, 2001 and 2000, resulted in a increase of cost of sales of $346, a decrease of cost of sales of $1,116 and a increase in cost of sales of $1,541, respectively. During 2002, inventory quantities were reduced primarily as a result of significant working capital improvements. Reduction in inventory quantities in both 2002 and 2001 resulted in a liquidation of LIFO quantities carried at lower costs prevailing in prior years as compared with the costs of purchases, the effect of which increased cost of goods sold by approximately $87 in 2002 and decreased cost of goods sold by approximately $282 in 2001.

9.	Property, Plant, and Equipment:

      Property, plant and equipment consisted of the following at December 31:

	2002	2001

Land	$550	$737
Buildings and improvements	10,844	12,231
Machinery and equipment	65,280	56,254
Construction-in-process	2,471	1,943

Total	79,145	71,165
Less accumulated depreciation	(23,823)	(15,410)

	$55,322	$55,755

      Depreciation expense was $11,476, $10,005 and $6,613 in 2002, 2001 and 2000, respectively.

Thermal Extrusion Sale:

      On September 10, 2001, the Company and its subsidiary, Thermal Industries, Inc. (“Thermal”) entered into an asset sale agreement with Royal Group Technologies Limited (“Royal”) to sell certain assets of Thermal’s vinyl extrusion operation for $3,784. The Company recorded a gain of $1,741 in the fourth quarter of 2001. Additionally, the Company entered into a supply agreement with Royal for a period of five years at current market prices for minimum quantities.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

W.P. Carey Sale-Leaseback:

      On November 29, 2001, the Company sold one of its manufacturing facilities and subsequently leased back the facility under an operating lease. In connection with the sale, the Company recorded a gain of $582. This sale-leaseback gain has been deferred and is being amortized as an adjustment to rent expense over the term of the related lease. This sale was consummated with W.P. Carey and its affiliates. W.P. Carey is a New York based real estate investor that is not affiliated with the Company.

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

      Deferred financing costs relate to costs incurred in the placement of the Company’s debt and are being amortized using the straight line method over the terms of the related debt, which range from five to ten years. This method approximates the effective interest method. Amortization expense for 2002, 2001 and 2000 was $2,853, $2,945 and $2,390, respectively, and was recorded as interest expense in the accompanying consolidated statements of operations.

      In 2002, the Company wrote off $204 of deferred financing costs in connection with the prepayment of $6,544 made on the Company’s Term Loan A, Term Loan B and Term Loan C (collectively the “Term Loans”). During 2001, the Company wrote off deferred financing costs of $837 in connection with the $20,000 prepayment made on the Term Loans (see note 11) from a portion of the proceeds of the securitization of accounts receivable (see note 5). The write-downs have been classified as an extraordinary charge on early retirement of debt in the statements of operations.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Notes Payable:

      Notes payable consisted of the following at December 31:

	2002	2001

$175,000 Senior Subordinated Notes, issued with an original discount of $2,632, due May 17, 2009, with semiannual interest payments of 10.50% due May 1 and November 1	$175,000	$175,000
Revolving credit facility	—	—
$14,000 Term Loan A, due June 30, 2004 with $810 quarterly payments, interest at either the administrative agent’s base rate plus an applicable margin or LIBOR plus an applicable margin (4.44% and 5.02% at December 31, 2002 and December 31, 2001, respectively)	4,660	8,185
$70,000 Term Loan B, due June 30, 2005 with $280 quarterly payments, interest at either the administrative agent’s base rate plus an applicable margin or LIBOR plus an applicable margin (4.93% and 5.45% at December 31, 2002 and December 31, 2001, respectively)	55,647	59,980
$80,930 Term Loan C, due June 30, 2006, with $280 quarterly payments, interest at either the administrative agent’s base rate plus an applicable margin or LIBOR plus an applicable margin (5.15% and 5.67% at December 31, 2002 and December 31, 2001, respectively)	64,693	69,547
Other notes payable	6	28

	300,006	312,740
Less:
Unamortized discount on Senior Subordinated Notes	(1,981)	(2,186)
Current maturities of long-term debt	(6,524)	(6,191)

Long-term debt	$291,501	$304,363

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

      In connection with the 1998 Recapitalization, the Company entered into a Credit Agreement (the “Credit Agreement”), dated as of October 2, 1998 as amended and restated as of October 25, 2000, among Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arranger and syndication agent, Bank One, Texas, N.A. as documentation agent and Fleet National Bank, as administrative agent. The Credit Agreement provides for four separate facilities (the “Facilities”) consisting of three term loans (referred to individually as “Term Loan A,” “Term Loan B” and “Term Loan C,” and collectively as the “Term Loans”) and a revolving credit facility with a letter of credit sub-facility (the “Revolving Facility,” together with the Term Loans, the “Loans”). On May 15, 2001 and July 20, 2001, the Company amended its Credit Agreement. The most recent amendments permit the Company to enter into certain transactions, including the accounts receivable securitization (Note 5), the sale of specific assets, and accordingly, adjust covenants for the transactions. In August 2001, in accordance with the Credit Agreement, the Company was required to repay $20,000 of its Term Loans as a result of the proceeds from the accounts receivable securitization. The repayment was allocated between Term Loan A, Term Loan B and Term Loan C.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Revolving Facility is in the amount of $47,000, of which $10,000 is available under a letter of credit sub-facility. As of December 31, 2002 and 2001, no amounts were outstanding under the Revolving Facility. As of December 31, 2002 and 2001, letters of credit of $2,752 and $2,645, respectively, were outstanding under the letter of credit sub-facility. The Revolving Facility has a maturity date of June 30, 2004.

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

      The Term Loans have an “excess cash flows” provision mandating additional principal payments if certain cash flows targets are met during the year. For 2002 and 2001, the excess cash flow payments were $1,058 and $684, respectively. As these amounts are to be paid within 100 days of the fiscal year end, they have been reflected in current maturities of long-term debt. In December 2002, the Company voluntarily paid $6,544 on the Term Loans, which reduced the mandated excess cash flow payment for 2002 to $1,058, which will be paid on or before April 10, 2003.

      The Company is required to pay certain commitment fees in connection with the Credit Agreement based upon the average daily unused portion of the Revolving Facility, certain fees assessed in connection with the issuance of letters of credit as well as other fees specified in the Credit Agreement and other documents related thereto.

      The Notes and Credit Agreement require the Company to comply with certain covenants which, among other things, include limitations on indebtedness, liens and further negative pledges, investments, contingent obligations, dividends, redemptions and repurchases of equity interests, mergers, acquisitions and asset sales, capital expenditures, sale leaseback transactions, transactions with affiliates, dividend and other payment restrictions affecting subsidiaries, changes in business conducted, amendment of documents relating to other indebtedness and other material documents, creation of subsidiaries, designation of Designated Senior Indebtedness in respect of the Notes, and prepayment or repurchase of other indebtedness. Additionally, the Credit Agreement requires the Company meet certain quarterly financial tests pertaining to total leverage, senior leverage, interest coverage and fixed charge coverage. These covenants become more restrictive in the fourth quarter of 2003. As of December 31, 2002, the Company is in compliance with all related covenants and the Company anticipates that it will continue to comply in 2003 with the quarterly financial covenants.

      The Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

      Principal payments due during the next five years on long-term notes payable as of December 31, 2002 are as follows:

2003	$6,524
2004	3,647
2005	54,053
2006	60,782
Thereafter	175,000

$300,006

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The ability of the Company to meet its debt service, working capital requirements and capital expenditure requirements is dependent upon the future performance of the Company and its subsidiaries which, in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company’s control.

12.	Accrued Liabilities:

      Accrued expenses and other liabilities consisted of the following at December 31:

	2002	2001

Salaries, wages and related taxes	$10,255	$9,186
Interest	4,928	4,317
Current portion of interest rate swap	4,440	2,294
Shutdown costs and accrued severance	871	1,523
Advertising allowances and customer rebates	4,103	3,212
Workers’ compensation	764	1,200
Sales, use and property taxes	2,429	2,091
Warranty reserve	969	1,226
Other	2,683	4,622

	$31,442	$29,671

13.	Distributions to and Contributions from Atrium Corporation:

      During 2002, the Company distributed capital in the amount of $168 to Atrium Corporation, $124 represented the repurchase of common stock and stock options from former employees, net of options exercised by current and former employees, and $45 related to administrative expenses.

      During 2001, the Company received a capital contribution of $10,052 from Atrium Corporation, which represented the proceeds from the issuance of its common stock. This amount was contributed to the Company net of transaction expenses of $1,423 incurred in connection with the registration of the Atrium Corporation Senior Pay-In-Kind Notes, $862 for distribution to Atrium Corporation for the repurchase of stock options from former employees, $492 for distribution to Atrium Corporation for the repurchase of stock from former employees and $27 related to administrative expenses.

      During 2000, the Company received net capital contributions of $86,380 from Atrium Corporation primarily related to financing for the acquisition of Ellison (see Note 6). Additionally, the Company made a payment to Atrium Corporation for the buyback of stock and the cancellation of certain options from former employees.

      All distributions and contributions have been reflected in the consolidated statements of stockholder’s equity. The Company has no commitments to make any further distributions to Atrium Corporation, except for amounts required under its tax sharing agreement.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Federal Income Tax:

      Temporary differences that give rise to the deferred income tax assets and liabilities are as follows as of December 31:

	2002	2001

Deferred income tax assets:
Stock option compensation	$889	$884
Accounts receivable	571	792
Inventory cost capitalization and valuation	606	1,128
Accrued vacation and bonuses	1,743	1,499
Other accrued liabilities	673	1,147
Warranty reserve	390	493
Workers’ compensation reserve	307	483
Alternative minimum tax credit carryforwards and other	528	657
Deferred financing costs	172	518
Swap contract liability	1,787	3,327
Net operating loss carryforwards	27,435	17,885

	35,101	28,813
Valuation allowance	(20,365)	(18,703)

Net deferred tax asset	14,736	10,110
Deferred income tax liabilities:
Depreciation	(5,483)	(4,211)
LIFO reserve	(648)	(648)
Capitalized software costs	(1,580)	(1,203)
Amortization of goodwill	(7,025)	(4,048)

Net deferred tax liability	(14,736)	(10,110)

Net deferred income tax asset/(liability)	—	—
Less-current deferred tax asset	1,324	1,426

Long-term deferred tax liability	$(1,324)	$(1,426)

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

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $80,700, which begin to expire in 2019. The Company also had $230 of alternative minimum tax credit carryforwards at December 31, 2002, which have no expiration date.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision for income taxes are as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2002	2001	2000

Federal income tax provision (benefit)
Current	$—	$—	$—
Deferred	—	—	(1,593)
State income tax provision (benefit)
Current	625	1,358	825
Deferred	—	—	(172)

Provision (benefit) for income taxes	$625	$1,358	$(940)

      Reconciliation of the federal statutory income tax rate to the effective tax rate, was as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2002	2001	2000

Tax computed at statutory rate	$5,185	$(935)	$(26,343)
State taxes, net of federal benefit	407	883	425
Amortization of goodwill	—	2,679	2,115
Write-off of non-deductible goodwill	—	—	4,571
Valuation allowance	(5,203)	(1,484)	18,150
Other items	236	215	142

Provision (benefit) for income taxes	$625	$1,358	$(940)

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

Stockholders Agreement

      GEIPPPII, Ardshiel and certain of its affiliates and certain other stockholders of Atrium Corporation have entered into an Amended and Restated Stockholders’ Agreement (the “Stockholders’ Agreement”), dated as of October 25, 2000, which sets forth their relative rights as stockholders of Atrium Corporation.

      Under the agreement, the stockholders have agreed that the authorized number of directors should consist of up to eleven directors and set forth the manner of appointing directors. Further, the Stockholders’ Agreement contains certain restrictions on selling, transferring or disposing of common stock of Atrium Corporation and provisions regarding stockholders rights in connection with sale, transfer or disposition of Atrium Corporation’s common stock by other stockholders as well as registration of Atrium Corporation’s stock under the Securities Act of 1933. Finally, the Stockholders’ Agreement provides that Atrium Corporation cannot take certain enumerated actions without obtaining the prior written consent of GEIPPPII.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management Agreement

      Atrium Corporation is a party to a management agreement, dated October 2, 1998, which was amended on May 17, 1999, with Ardshiel. Under the management agreement, Ardshiel provides advisory services to the Company with respect to business strategy, operations, budgeting and financial controls in exchange for an annual fee of $1,900, plus expenses. Amounts paid under the management agreement totaled $2,009, $2,063 and $2,062 in 2002, 2001 and 2000, respectively. Of the $2,009 paid in 2002, $300 was in the form of Atrium Corporation common stock and is included in stock compensation expense and the remaining $1,709 is included in selling, delivery, general and administrative expenses. Of the $2,063 paid in 2001, $300 was in the form of Atrium Corporation common stock and is included in stock compensation expense, $1,763 of the remaining 2001 amount and the entire amount for 2000 is included in selling, delivery, general and administrative expenses.

      Additionally, the management agreement provides that, in connection with a sale or purchase of a business or any financing prior to engaging another financial advisor, the Company must offer Ardshiel the opportunity to perform investment banking services. Ardshiel has the right to receive a closing fee for its services in an amount not greater than 2% of the total purchase or sale price for such a business. The consent of GEIPPPII is required prior to the payment by the Company in paying similar fees to other entities for similar services. In connection with the Ellison acquisition (see Note 6), Atrium Corporation paid $1,900 in fees, of which $900 was in cash and $1,000 was in the form of Atrium Corporation common stock. The management agreement will remain in effect until October 2, 2008. The agreement will automatically be renewed for one-year periods unless either party gives written notice to the contrary prior to the expiration of the initial or any extended term.

Consulting Agreement

      The Company entered a consulting, noncompetition and nonsolicitation agreement with John Ellison, the former owner of Ellison. The term of the agreement commenced October 25, 2000, was amended in June 2001 and will continue through October 15, 2007. Under this agreement, Mr. Ellison provides the Company with consulting services with respect to the matters of Ellison, as well as various strategies for expanding the Company’s customer base and increasing its sales. During the term of his agreement, Mr. Ellison will receive payments in the aggregate amount of $2,600, payable in 18 installments of $12 each, on the fifteenth and last day of each month and 150 installments of $16 on the fifteenth and last day of each month beginning on July 31, 2001 and continuing thereafter to and including October 15, 2007.

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

Notes Receivable

      Included in prepaid expenses and other current assets are the following receivables due from related parties at December 31:

	2002	2001

Receivables from employees	$167	$156

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies:

Employment Agreements

      The Company has entered into employment agreements with several key executives of the Company including its President and Chief Executive Officer, Chief Financial Officer, its Co-Chief Operating Officers, its General Council, several Divisional Presidents and Vice Presidents, General Managers and Sales Managers of the Company’s divisions. The agreements generally provide for terms of employment, annual salaries, bonuses, eligibility for option awards and severance.

Operating Leases

      The Company has entered into operating lease agreements for office and manufacturing space, automobiles, and machinery and equipment with unrelated third parties, and related parties of the Company. Total rent expense for 2002, 2001 and 2000 was $23,683, $23,197 and $16,721, respectively. Of these totals, amounts paid to related parties were $22, $1,665 and $398 for 2002, 2001 and 2000, respectively. The Company terminated a lease agreement with a related party in November 2001, and entered into a replacement lease agreement with an unrelated third party. Future minimum rents due under operating leases with initial or remaining terms greater than twelve months are as follows:

Total

2003	$17,708
2004	16,488
2005	15,425
2006	13,476
2007	12,119
Thereafter	113,254

$188,470

      Certain these lease agreements provide for increased payments based on changes in the consumer price index. Additionally, under certain lease agreements the Company is obligated to pay insurance and taxes.

Forward Commitments

      The Company has contracts with various suppliers to purchase aluminum for use in the manufacturing process. The contracts vary from one to twelve months and are at fixed quantities with fixed and floating prices. As of December 31, 2002, the Company had forward commitments for 68,292,000 pounds of aluminum, of which 4,706,000 pounds were at fixed prices. The fixed contracts totaled $2,885 for delivery through December 2003.

Contingencies

      The Company and its subsidiary, formerly known as Champagne Industries, Inc. (“Champagne,” renamed Atrium Door and Window Company of the Rockies), are defendants in a purported class action lawsuit pending in federal district court in Boulder, Colorado in which 63 homeowners have sued the Company and Champagne, along with three other home builder and home product manufacturer defendants. The claims asserted against Champagne allege manufacturing and design defects associated with its Imperial window, a half-jamb wood window manufactured by Champagne and installed in plaintiffs’ homes between 1986 and 1997. The claims asserted against the Company, which purchased Champagne in 1999, are based on alter ego and successor liability theories. The plaintiffs, which claim to represent a purported class of 4,500 homeowners with Imperial windows, seek damages in an unspecified amount for repair and replacement of

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

windows and other resulting damage, together with other relief permitted under applicable law and equity. In addition, one of the home builder defendants has filed a cross-claim against Champagne seeking indemnification in an amount of $2.8 million. We believe the Company and Champagne have meritorious defenses and are vigorously defending against these claims.

      The case is currently before the court on plaintiffs’ motion for class certification, which the trial judge is expected to rule upon sometime in the next two to eight months. While a vigorous defense of the case has been presented related to the class certification issues, we believe there is a likelihood that class certification will be granted. Because of the fact that little discovery has been taken to date with respect to alleged damages, together with the uncertainty with regard to class certification, apportionment of liability among the defendants, and insurance coverage, it is not possible at this time reasonably to predict the final outcome of this lawsuit, or reasonably to estimate any possible loss. We believe that most, if not all of any such loss would be covered by third party insurance such that the ultimate outcome of this matter is not likely to result in a material adverse affect on the Company.

      The Company and its insurance carriers have been involved in preliminary settlement discussions and we currently anticipate that most, if not all, of the cash funds for any settlement would be covered by insurance. However, if the case were to proceed to trial, there can be no assurance that a judgment would not be awarded that is significantly higher than the current settlement demand, or that a significant portion of any judgment amount would not be covered by insurance.

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with the sale of one of the Company’s facilities in December of 2002, a $250 escrow was established. The escrow is receivable upon the Company obtaining an environmental certification on the building. The Company is currently in the process of applying for the certification and expects to be refunded the entire $250 escrow paid at closing during 2003.

      In addition to the forgoing contingencies, the Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

17.	Other Income, Net:

      Other income, net consists of the following for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Rental, interest and other income	$214	$364	$587
Gain on sale of marketable equity securities	—	—	507
Other expense	(192)	(384)	(845)

	$22	$(20)	$249

18.	Stock Options:

The 1998 Plan

      In connection with the 1998 Recapitalization, the Board of Directors of D and W adopted the 1998 Plan authorizing the issuance of 11,991 options to acquire common stock of D and W, now Atrium Corporation. Upon consummation of the acquisitions of Heat and Champagne, the 1998 Plan was amended to increase the number of shares of options available for grant to 14,991. As of December 31, 2002, a total of 9,423 options to purchase shares of Atrium Corporation common stock were outstanding under the 1998 plan. All options granted under the 1998 Plan expire ten years from the date of grant and vest ratably over periods ranging from three to five years. The exercise prices range from $1,000 to $2,000 per share.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, options of 831 had been granted that consisted of two tranches: (a) — options to purchase 277 shares with an exercise price of $1,090 per share and (b) — options to purchase 554 shares with an exercise price of $1,300. These options previously had a strike price that increased annually by 15% and 30%, respectively. On January 1, 2002 these options were fixed with strike prices of $1,090 and $1,300, respectively. At December 31, 2002, all of these options were vested.

      As of December 31, 2002, options of 220 with an exercise price of $1,650 had been granted that are exercisable only upon the occurrence of a value event as defined by the 1998 Plan. These options vest at such time of occurrence of a value event and expire ten years from the date of grant.

The Replacement Plan

      In addition to the 1998 Plan, the board of directors of D and W adopted the D and W Holdings, Inc. Replacement Stock Option Plan (the “Replacement Plan”) relating to certain options to purchase common stock which were granted in replacement of outstanding options of Atrium Corporation in connection with the 1998 Recapitalization. Under the Replacement Plan, options to purchase 1,575 shares of Atrium Corporation common stock were granted in exchange for outstanding options of Atrium Corporation which were not exercised pursuant to the 1998 Recapitalization. The Replacement Plan was amended in connection with the consummation of the Heat and Champagne acquisitions to increase the number of shares of Atrium Corporation common stock issuable upon exercise of options to 2,575 shares. Options to purchase 531 shares of Atrium Corporation common stock were issued under the Replacement Plan in exchange for outstanding options of Heat which were not exercised. The options granted pursuant to the Replacement Plan vest ratably over a period ranging from three to five years on each anniversary date of the grant. The replacement options have exercise prices ranging from $10 to $160 per share and expire 10 years from the date of grant. As of December 31, 2002, a total of 1,188 options to purchase shares of Atrium Corporation common stock were outstanding under the Replacement Plan..

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

      The following table summarizes the transactions of the 1998 Plan and the Replacement Plan (combined) for the years ended December 31, 2002, 2001 and 2000.

	December 31,	December 31,	December 31,
	2002	2001	2000

Outstanding awards, beginning of period	10,391	13,108	13,370
Granted	650	175	5,550
Canceled or expired	(335)	(2,742)	(5,812)
Exercised	(95)	(150)	—

Outstanding awards, end of year	10,611	10,391	13,108

Weighted average grant-date fair value of awards	$1,300	$1,300	$1,300
Weighted average exercise price of awards exercised	$10	$10	$—
Weighted average exercise price of awards granted	$1,300	$1,300	$1,570
Weighted average exercise price, end of period	$1,136	$1,107	$1,040
Awards exercisable, end of period	7,807	5,230	4,123
Awards available for future grant	6,710	7,025	4,458

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (months)	Price	Exercisable	Price

Options:
$10-$160	1,188	70	$77	844	$67
$1,000-$1,300	7,353	70	$1,133	5,133	$1,094
$1,500-$2,000	2,070	77	$1,757	1,830	$1,773

	10,611			7,807

      In connection with the 1998 Recapitalization, Ardshiel exchanged 1,040 previously issued warrants in exchange for equivalent warrants of Atrium Corporation. These warrants have a strike price of $10 and as of December 31, 2002, all of the warrants were vested.

      In 1995, the FASB issued SFAS 123, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the stock based plans. Adoption of the cost recognition provisions of SFAS 123 is optional, and the Company has not elected the recognition and measurement provisions of SFAS 123. However, pro forma disclosures, as if the Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123. See Note 2 for the required stock-based compensation pro forma disclosures. During 2002, 2001 and 2000, the Company granted only nonqualified stock options and warrants under the plans.

      The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 2002, 2001 and 2000: dividend yield of 0.0%; risk-free interest rate of 6.23%; and the expected life of 5 years. In determining the “minimum value” SFAS 123 does not require the volatility of the Company’s common stock underlying the options to be calculated or considered because the Company was not publicly-traded when the options were granted.

19.	Employee Benefit Plans:

      The Company maintains an employees’ savings plan under Section 401(k) of the Internal Revenue Code (“Atrium Plan”). The Company makes discretionary matching contributions equal to 50% of the first 4% of the employee’s contribution. The Company contributed $1,016, $1,107 and $839 during 2002, 2001 and 2000, respectively.

      During 1999, the Company assumed Thermal’s qualified 401(k) and profit-sharing plan which covered substantially all of its employees. Under the terms of the plan, Thermal contributed up to 25% of the first 8% of each employee’s compensation contributed and made discretionary contributions to the plan. Total expense recorded during 2000 was $5. The Thermal 401(k) and profit-sharing plan was merged into the Atrium Plan in 2000.

      During 1999, the Company assumed Best Built’s qualified 401(k) plan. Under the terms of the plan, Best Built contributed up to 25% of the first 8% of each employee’s compensation contributed. The total expense recorded during 2000 was $6. The Best Built 401(k) plan was merged into the Atrium Plan in 2001.

      During 1999, the Company assumed Champagne’s 401(k) profit sharing plan which covered substantially all employees. Contributions were determined annually by the Board of Directors. The total expense recorded during 2001 was $0. The Champagne 401(k) profit sharing plan was merged into the Atrium Plan in 2001.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantors:

      The Company’s payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally (collectively, the Subsidiary Guarantees) on a senior subordinated basis by its wholly-owned subsidiaries: Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of Arizona, Atrium Door and Window Company — West Coast, Atrium Vinyl, Inc. (formerly known as Heat, Inc.), Thermal Industries, Inc., Atrium Door and Window Company of the Northwest (formerly known as Best Built, Inc.), Atrium Door and Window Company of the Rockies (formerly known as Champagne Industries, Inc.), Wing Industries, Inc., R.G. Darby Company, Inc., Total Trim, Inc. and Atrium Extrusion Systems, Inc. (formerly known as VES, Inc.) (collectively, the “Guarantor Subsidiaries”). The operations and cash flows of all subsidiaries are presented for all periods covered except for the operations of Atrium Ventanas de Mexico and Atrium Servicios de Mexico (Non-Guarantor Subsidiaries), which are presented since their inception in March of 2002, Atrium Funding Corporation (Non-Guarantor Subsidiary), which are presented since its date of inception in July 2001, and Atrium Extrusion Systems, Inc., which are included since its date of acquisition on October 25, 2000. The balance sheet information includes all subsidiaries as of December 31, 2002 and all subsidiaries except for Atrium Ventanas de Mexico and Atrium Servicios de Mexico as of December 31, 2001. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

      The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including senior indebtedness) which the Company may incur.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2002
(dollars in thousands)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,189	$(10,540)	$(17,860)	$3,342	$1,131
Accounts receivable, net	1,841	6	—	—	1,847
Retained interest in sold accounts receivable	—	25,209	—	—	25,209
Inventories	15,678	11	18,920	(897)	33,712
Prepaid expenses and other current assets	1,985	24	3,630	470	6,109
Deferred tax asset	8,316	—	—	(6,992)	1,324

Total current assets	54,009	14,710	4,690	(4,077)	69,332
PROPERTY, PLANT AND EQUIPMENT, net	20,818	4	34,503	(3)	55,322
GOODWILL, net	167,899	—	177,340	—	345,239
DEFERRED TAX ASSET	—	—	123	(123)	—
DEFERRED FINANCING COSTS, net	—	—	10,293	—	10,293
OTHER ASSETS, net	1,653	3	6,478	—	8,134

Total assets	$244,379	$14,717	$233,427	$(4,203)	$488,320

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,420	$—	$4,104	$—	$6,524
Deferred tax liability	—	—	123	(123)	—
Accounts payable	6,018	24	13,152	3,341	22,535
Accrued liabilities	21,660	56	9,256	470	31,442

Total current liabilities	30,098	80	26,635	3,688	60,501

LONG-TERM LIABILITIES:
Notes payable	181,298	—	110,203	—	291,501
Deferred tax liability	8,316	—	—	(6,992)	1,324
Other long-term liabilities	560	—	—	—	560

Total long-term liabilities	190,174	—	110,203	(6,992)	293,385

Total liabilities	220,272	80	136,838	(3,304)	353,886

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—
Paid-in capital	4,043	19,756	179,885	—	203,684
Retained earnings (accumulated deficit)	20,064	(5,109)	(78,866)	(899)	(64,810)
Accumulated other comprehensive loss	—	(10)	(4,430)	—	(4,440)

Total stockholder’s equity	24,107	14,637	96,589	(899)	134,434

Total liabilities and stockholder’s equity	$244,379	$14,717	$233,427	$(4,203)	$488,320

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002
(dollars in thousands)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

NET SALES	$199,150	$12	$377,225	$(40,088)	$536,299
COST OF GOODS SOLD	128,240	12	272,222	(40,151)	360,323

Gross profit	70,910	—	105,003	63	175,976

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	48,793	979	66,592	—	116,364
Securitization expense	—	1,398	(265)	—	1,133
Stock compensation expense	—	—	383	—	383
Amortization expense	1,273	—	2,137	—	3,410

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
EXPENSES	50,066	2,377	68,847	—	121,290
Special charges	4,198	—	—	—	4,198

	54,264	2,377	68,847	—	125,488

Income (loss) from operations	16,646	(2,377)	36,156	63	50,488
INTEREST EXPENSE	13,240	—	22,457	—	35,697
OTHER INCOME (LOSS), net	(133)	(1)	156	—	22

Income (loss) before income taxes and extraordinary charge	3,273	(2,378)	13,855	63	14,813
PROVISION FOR INCOME TAXES	277	—	348	—	625

Income (loss) before extraordinary charge	2,996	(2,378)	13,507	63	14,188
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT (net of income tax benefit of $0)	—	—	204	—	204

NET INCOME (LOSS)	$2,996	$(2,378)	$13,303	$63	$13,984

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2001
(dollars in thousands)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiary	Parent	Eliminations	Consolidated

NET SALES	$204,210	$—	$345,631	$(32,778)	$517,063
COST OF GOODS SOLD	130,919	—	256,767	(32,889)	354,797

Gross profit	73,291	—	88,864	111	162,266

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	47,111	1,069	59,967	(80)	108,067
Securitization expense	—	1,663	(131)	—	1,532
Stock compensation expense	—	—	582	—	582
Amortization expense	6,906	—	7,504	—	14,410

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	54,017	2,732	67,922	(80)	124,591
Special Charges	—	—	1,213	—	1,213

	54,017	2,732	69,135	(80)	125,804

Income (loss) from operations	19,274	(2,732)	19,729	191	36,462
INTEREST EXPENSE	15,345	—	23,768	—	39,113
OTHER INCOME, net	53	—	60	(133)	(20)

Income (loss) before income taxes and extraordinary charge	3,982	(2,732)	(3,979)	58	(2,671)
PROVISION FOR INCOME TAXES	1,358	—	—	—	1,358

Income (loss) before extraordinary charge	2,624	(2,732)	(3,979)	58	(4,029)
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT (net of income tax benefit of $0)	—	—	837	—	837

NET INCOME (LOSS)	$2,624	$(2,732)	$(4,816)	$58	$(4,866)

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2000
(dollars in thousands)

	Guarantor		Reclassification/
	Subsidiaries	Parent	Eliminations	Consolidated

NET SALES	$283,409	$246,886	$(37,992)	$492,303
COST OF GOODS SOLD	224,184	185,575	(38,564)	371,195

Gross profit	59,225	61,311	572	121,108

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	78,962	43,404	(319)	122,047
Amortization expense	5,270	4,600	—	9,870

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	84,232	48,004	(319)	131,917
Special Charges	24,585	3,154	—	27,739

	108,817	51,158	(319)	159,656

Income (loss) from operations	(49,592)	10,153	891	(38,548)
INTEREST EXPENSE	21,281	15,686	—	36,967
OTHER INCOME (LOSS), net	121	661	(533)	249

Income (loss) before income taxes	(70,752)	(4,872)	358	(75,266)
BENEFIT FOR INCOME TAXES	(880)	(60)	—	(940)

NET INCOME (LOSS)	$(69,872)	$(4,812)	$358	$(74,326)

ATRIUM COMPANIES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002
(dollars in thousands)

	Guarantor	Non-Guarantor		Reclassifications/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$25,540	$(13,305)	$14,854	$—	$27,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,861)	(5)	(7,241)	—	(13,107)
Proceeds from sales of assets	80	—	1,870	—	1,950
Other assets	(1,071)	(3)	(3,104)	—	(4,178)

Net cash used in investing activities	(6,852)	(8)	(8,475)	—	(15,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	46,786	2,025	(48,811)	—	—
Payments of notes payable and capital lease obligations	(8)	—	(15)	—	(23)
Scheduled principal payments on term loans	(3,380)	—	(2,104)	—	(5,484)
Additional principal payments on term loans	(4,456)	—	(2,772)	—	(7,228)
Distribution to Atrium Corporation, net	—	—	(168)	—	(168)
Checks drawn in excess of bank balances	—	—	—	1,033	1,033

Net cash provided by (used in) financing activities	38,942	2,025	(53,870)	1,033	(11,870)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,630	(11,288)	(47,491)	1,033	(116)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(31,441)	748	29,631	2,309	1,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,189	$(10,540)	$(17,860)	$3,342	$1,131

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2001
(dollars in thousands)

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiary	Parent	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$26,500	$(16,984)	$40,920	$1	$50,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,041)	—	(11,063)	—	(14,104)
Proceeds from sales of assets	5,238	—	882	—	6,120
Other assets	(1,338)	—	(1,274)	—	(2,612)

Net cash used in investing activities	859	—	(11,455)	—	(10,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	17,732	(17,732)	—	—
Payments of notes payable	(100)	—	(151)	—	(251)
Net borrowings/(payments) under revolving credit facility	(7,661)	—	(11,339)	—	(19,000)
Deferred financing costs	—	—	(388)	—	(388)
Scheduled principal payments on term notes	(2,309)	—	(3,419)	—	(5,728)
Additional principal payments on term notes	(14,711)	—	(5,289)	—	(20,000)
Contributions from (distributions to) Atrium Corp.	—	—	7,248	—	7,248
Checks drawn in excess of bank balances	—	—	—	(5,121)	(5,121)

Net cash provided by financing activities	(24,781)	17,732	(31,070)	(5,121)	(43,240)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,578	748	(1,605)	(5,120)	(3,399)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(34,019)	—	31,236	7,429	4,646

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(31,441)	$748	$29,631	$2,309	$1,247

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2000
(dollars in thousands)

	Guarantor		Reclassifications/
	Subsidiaries	Parent	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$(31,180)	$23,792	$2,947	$(4,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,050)	(10,468)	—	(14,518)
Proceeds from sales of assets	—	2,829	—	2,829
Proceeds from sales of Wing and the Atrium Wood Patio Door Division	24,355	—	—	24,355
Acquisition of Ellison, net of cash acquired	—	(99,276)	—	(99,276)
Proceeds from the sale of investments in equity securities	—	620	—	620
Other assets	—	(3,790)	—	(3,790)

Net cash provided by (used in) investing activities	20,305	(110,085)	—	(89,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under term notes	—	38,000	—	38,000
Payments of notes payable and capital lease obligations	—	(309)	—	(309)
Net payments under revolving credit facility	—	3,730	—	3,730
Deferred financing costs	—	(1,326)	—	(1,326)
Scheduled principal payments on term loans	—	(2,990)	—	(2,990)
Contributions from Atrium Corporation	—	59,102	—	59,102
Payment of other long-term liabilities	—	(1,616)	—	(1,616)
Checks drawn in excess of bank balances	—	2,982	—	2,982

Net cash provided by financing activities	—	97,573	—	97,573

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,875)	11,280	2,947	3,352
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(23,144)	19,956	4,482	1,294

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(34,019)	$31,236	$7,429	$4,646

21.	Subsequent Events

MD Casting Acquisition:

      On January 31, 2003, the Company, through its newly-formed and wholly-owned subsidiary, MD Casting, Inc. (“MD Casting”) completed the acquisition of substantially all of the operating assets of Miniature Die Casting of Texas, L.P. for a purchase price of $3,250 with an additional amount of up to $600 to be paid over three years upon the achievement of certain financial targets. MD Casting is a zinc die cast hardware manufacturer located in Fort Worth, Texas. The Company financed the acquisition through its revolving credit facility. The results of operations of MD Casting will be included in the Company’s consolidated financial statements beginning on February 1, 2003.

      The acquisition will be accounted for as a purchase in accordance with SFAS 141. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The results of the acquired business will be included in the Company’s consolidated financial statements beginning on January 31, 2003.

Danvid Window Company Acquisition:

      On February 14, 2003, the Company entered into a definitive asset purchase agreement to acquire the assets of Danvid Window Company (“Danvid”), a wholly-owned subsidiary of American Architectural Products Corporation. Danvid is an aluminum and vinyl window and door manufacturer located in Dallas, Texas. The purchase price for Danvid is $5,800 and the assumption of certain liabilities. Danvid is being purchased out of bankruptcy (with both Danvid and it’s parent operating as a debtor-in-possession under Chapter 11) pursuant to a Section 363 auction sale. The transaction is expected to close April 1, 2003 and will be financed through the Company’s revolving credit facility.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholder

of Atrium Companies, Inc.:

      Our audits of the consolidated financial statements of Atrium Companies, Inc. referred to in our report dated March 28, 2003, appearing in this Annual Report on Form 10-K also included an audit of the related financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
March 28, 2003

S-1

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

		Column C — Additions

	Column B —	(1)	(2)
	Balance at	Charged to	Acquired	Column D —	Column E —
	Beginning	Costs and	Through	Deductions —	Balance at
Column A — Description	of Period	Expenses	Acquisition	Write-Offs(a)	End of Period

Allowance for doubtful accounts:
Year ended December 31, 2000	$1,670	$4,247	$177	$(2,584)	$3,510
Year ended December 31, 2001	$3,510	$1,666	$—	$(5,023)	$153
Year ended December 31, 2002	$153	$(25)	$—	$(46)	$82

(a)	includes write-offs, net of recoveries, and adjustment to writedown receivables sold to AFC at fair value.

		Column C — Additions

	Column B —	(1)	(2)
	Balance at	Charged to	Acquired		Column E —
	Beginning	Costs and	Through	Column D —	Balance at
Column A — Description	of Period	Expenses	Acquisition	Deductions	End of Period

Income tax valuation allowance:
Year ended December 31, 2000	$—	$18,150	$—	$—	$18,150
Year ended December 31, 2001	$18,150	$2,137 (b)	$—	$(1,584)	$18,703
Year ended December 31, 2002	$18,703	$9,193	$—	$(7,531)	$20,365

(b)	includes the cumulative-effect adjustment of adoption of SFAS No. 133.

		Column C — Additions

	Column B —	(1)	(2)
	Balance at	Charged to	Acquired		Column E —
	Beginning	Costs and	Through	Column D —	Balance at
Column A — Description	of Period	Expenses	Acquisition	Deductions	End of Period

Inventory allowance:
Year ended December 31, 2000	$1,011	$102	$—	$(622)	$491
Year ended December 31, 2001	$491	$1,181	$—	$(116)	$1,556
Year ended December 31, 2002	$1,556	$66	$—	$(1,010)	$612

S-2

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Second Amended and Restated Purchase Agreement, dated as of October 17, 2000, among The Ellison Company, Inc., Atrium Companies, Inc. and D and W Holdings, Inc.(6)
2.2	Agreement and Plan of Merger, dated as of October 25, 2000, between D and W Holdings, Inc. and Atrium Corporation(5)
2.3	Agreement and Plan of Merger, dated as of December 27, 2001, between R.G. Darby Company — South and Door Holdings, Inc.(2)
2.4	Agreement and Plan of Merger, dated as of December 27, 2001, between Total Trim, Inc. — South and Door Holdings, Inc.(2)
2.5	Agreement and Plan of Merger, dated as of December 27, 2001, between Door Holdings, Inc. and Atrium Companies, Inc.(2)
2.6	Agreement and Plan of Merger, dated as of December 27, 2001, between H.I.G. Vinyl, Inc. and Heat, Inc.(2)
2.7	Agreement and Plan of Merger, dated as of December 26, 2001, between Atrium Door and Window Company of New England and Atrium Door and Window Company of the Northeast(2)
2.8	Agreement and Plan of Merger, dated as of December 26, 2001, between Atrium Door and Window Company of New York and Atrium Companies, Inc.(2)
2.9	Agreement and Plan of Merger, dated as of December 27, 2001, between Wing Industries Holdings, Inc. and Atrium Companies, Inc.(2)
4.1	Indenture, dated as of May 17, 1999, among Atrium Companies, Inc., the Guarantors named therein and State Street Bank and Trust Company(7)
4.2	First Supplemental Indenture, dated as of October 25, 2000, to the Indenture dated May 17,1999, among Atrium Companies, Inc., the Guarantors named therein and State Street Bank and Trust Company(5)
4.3	Registration Rights Agreement, dated as of May 17, 1999, among Atrium Companies, Inc., the Guarantors named therein and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated(7)
10.1	Asset Purchase Agreement, dated as of August 30, 2000, between Atrium Companies, Inc. and Woodgrain Millwork, Inc.(5)
10.2	Asset Purchase Agreement, dated as of June 30, 2000, among Atrium Companies, Inc., Wing Industries, Inc. and Premdor Corporation(5)
10.3	Amendment No. 1 to the Stock Purchase Agreement, dated as of May 17, 1999, to the Stock Purchase Agreement dated as of April 20, 1999, among Heat, Inc., shareholders and optionholders named therein, H.I.G. Vinyl, Inc., H.I.G. Investment Fund, L.P., H.I.G. Capital Management, Inc. and Atrium Companies, Inc.(7)
10.4	Stock Purchase Agreement, dated as of May 10, 1999, between Champagne Industries, Inc. and Atrium Companies, Inc.(7)
10.5	Stock Purchase Agreement, dated as of April 20, 1999, among Heat, Inc., the shareholders and optionholders named therein, H.I.G. Vinyl, Inc., H.I.G. Investment Fund L.P., H.I.G. Capital Management, Inc. and Atrium Companies, Inc.(7)
10.6	Asset Purchase Agreement, dated as of March 4, 1998, among Masterview Window Company, LLC, Atrium Companies, Inc. and, for the limited purposes set forth therein, BancBoston Ventures, Inc.(9)
10.7	Lease Agreement, dated as of November 29, 2001, between Windough (DE) LP, and Atrium Companies, Inc.(2)
10.8	Lease Agreement, dated as of November 18, 1999, between Delaware Frame (Tx), LP and Atrium Companies, Inc.(5)

Exhibit
Number	Description

10.9	Employment Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and Jeff L. Hull(1)
10.10	Change of Control Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and Jeff L. Hull(1)
10.11	Employment Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and Eric W. Long(1)
10.12	Change of Control Agreement dated as of January 1, 2003 among Atrium Corporation, Atrium Companies, Inc. and Eric W. Long(1)
10.13	Employment Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and Robert E. Burns(1)
10.14	Consulting, Non-Competition and Non-Solicitation Agreement, dated as of October 25, 2000, between Atrium Companies, Inc. and John Ellison, Jr.(5)
10.15	Amendment to Consulting, Non-Competition and Non-Solicitation Agreement, dated as of July, 2001, between Atrium Companies, Inc. and John Ellison, Jr.(2)
10.16	Side Letter Agreement, dated as of October 25, 2000, between Atrium Companies, Inc. and John Ellison Jr.(5)
10.17	Employment Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and C. Douglas Cross(1)
10.18	Buy-Sell Agreement, dated October 25, 2000, among D and W Holdings, Inc., C. Douglas Cross and GE Investment Private Placement Partners II(5)
10.19	Purchase Agreement, dated as of May 10, 1999, among Atrium Companies, Inc., the Guarantors named therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(7)
10.20	Joinder Agreement to Purchase Agreement, dated as of May 10, 1999, by and among Heat, Inc., H.I.G. Vinyl, Inc., Champagne Industries, Inc., Thermal Industries, Inc., Best Built, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(7)
10.21	Side Letter Agreement, dated as of October 24, 2000, among D and W Holdings, Inc., Atrium Corporation and Atrium Companies, Inc.(5)
10.22	Contribution Agreement, dated as of October 25, 2000, between D and W Holdings, Inc. and Atrium Companies, Inc.(5)
10.23	Contribution Agreement, dated as of October 25, 2000, between Atrium Corporation and Atrium Companies, Inc.(5)
10.24	Restated and Amended Tax Sharing Agreement, dated as of October 25, 2000, D and W Holdings, Inc., Atrium Companies, Inc. and the direct and indirect subsidiaries of Atrium Companies, Inc. signatories thereto(5)
10.25	Employment Agreement, dated as of September 30, 2002, among Atrium Corporation, Atrium Companies Inc. and Philip J. Ragona(1)
10.26	Employment Agreement, dated as of January 1, 2002, between Atrium Corporation and Cliff Darby(2)
10.27	Buy-Sell Agreement, dated as of October 2, 1998, among D and W Holdings, Inc., GE Investment Private Placement Partners II and Cliff Darby(8)
10.28	D and W Holdings, Inc. 1998 Stock Option Plan(8)
10.29	Amendment No. 1 to D and W Holdings, Inc. 1999 Stock Option Plan, dated as of May 17, 1999(7)
10.30	D and W Holdings, Inc. 1998 Replacement Stock Option Plan(8)
10.31	Amendment No. 1 to D and W Holdings, Inc. 1998 Replacement Stock Option Plan, dated as of May 17, 1999, to the D and W Holdings, Inc. Replacement Stock Option Plan(7)

Exhibit
Number	Description

10.32	Amended and Restated Management Agreement, dated as of May 17, 1999, among Ardshiel, Inc., D and W Holdings, Inc., Atrium Corporation and Atrium Companies, Inc.(7)
10.33	Amendment No. 2, dated as of July 20, 2001 to the Credit Agreement dated as of October 2, 1998 and amended and restated as of October 25, 2000, among Atrium Companies, Inc., the Guarantor party thereto, each of the Lenders, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Syndication Agent, BankOne, Texas, N.A. as Documentation Agent and Fleet National Bank, as Administrative Agent(2)
10.34	Amendment No. 1 and Waiver No. 1 dated as of May 15, 2001 to the Credit Agreement, dated as of October 2, 1998 and amended and Restated as of October 25, 2000 among Atrium Companies, Inc., the Guarantor party thereto, each of the Lenders, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Syndication Agent, BankOne, Texas, N.A. as Documentation Agent and Fleet National Bank, as Administrative Agent(2)
10.35	First Amended and Restated Credit Agreement, dated as of October 25, 2000, among Atrium Companies, Inc. and the Guarantors Party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Syndication Agent, BankOne, Texas, N.A. as Documentation Agent and Fleet National Bank, as Administrative Agent and the Lenders Party thereto(6)
10.36	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Daniel T. Morley(5)
10.37	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Jeff L. Hull(5)
10.38	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Andreas Hildebrand(5)
10.39	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and John Deterding(5)
10.40	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Robert E. Burns(5)
10.41	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Roger A. Knight(5)
10.42	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Eric W. Long(5)
10.43	Indemnification Agreement, dated as of October 25, 2000, between D and W Holdings, Inc. and John Ellison, Jr.(5)
10.44	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Cliff Darby(5)
10.45	Indemnification Agreement, dated as of October 25, 2000, between D and W Holdings, Inc. and Dennis M. McCormick(5)
10.46	Indemnification Agreement, dated as of September 30, 2002, between Atrium Corporation and Philip J. Ragona(1)
10.47	Indemnification Agreement, dated as of December 12, 2002, between Atrium Corporation and W. Andrew Shea(1)
10.48	Indemnification Agreement, dated as of October 25, 2000, between Atrium Corporation and C. Douglas Cross(5)
10.49	Contribution Agreement, dated as of May 2, 2001, between Atrium Corporation and Atrium Companies, Inc.(4)
10.50	Contribution Agreement, dated as of May 16, 2001 among Atrium Corporation and Atrium Companies, Inc.(2)

Exhibit
Number	Description

10.51	Receivable Purchase Agreement dated as of July 31, 2001, among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt Burns Corp.(3)
10.52	Purchase and Sale Agreement dated July 3, 2001, between the various entities listed on Schedule A thereto and Atrium Funding Corp.(3)
10.53	Amendment No. 1, dated as of July 30, 2002 to the Receivable Purchase Agreement dated as of July 31, 2001 among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt Corp.(1)
10.54	Amendment No. 2, dated as of September 23, 2002 to the Receivable Purchase Agreement dated as of July 31, 2001 and amended as of July 30, 2002 among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt Corp.(1)
21.1	Subsidiaries of Atrium Companies, Inc.(1)

(1)	Filed herewith.

(2)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 10-K filed on April 1, 2002.

(3)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K filed on August 14, 2001.

(4)	Incorporated by reference from Amendment No. 2 to Atrium Corporation’s Registration Statement on Form S-4 , dated May 9, 2001, SEC File No. 333-54122.

(5)	Incorporated by reference from Atrium Corporation’s Registration Statement on Form S-4, dated January 22, 2001, SEC File No. 333-54122.

(6)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K, dated October 24, 2000 and filed on November 9, 2000.

(7)	Filed with Atrium Companies, Inc.’s Registration Statement on Form S-4 dated July 15, 1999, SEC File No. 333-82921.

(8)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 10-K dated March 31, 1999 and filed on April 15, 1999.

(9)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K, dated March 27, 1998 and filed on April 13, 1998.