Form 10-K
period 2003-12-31
ATRIUM COMPANIES INC
filed 2004-03-30
CIK 1029336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from to .

Commission File Number 333-20095

Atrium Companies, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	75-2642488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3890 West Northwest Highway

Suite 500
Dallas, Texas 75220
(Address of executive offices, including zip code)

(214) 630-5757

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) and (g)of the Act:

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

         As of March 30, 2004, the registrant had 100 shares of Common Stock, par value $.01 per share outstanding.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

2003 FORM 10-K

Item No.	Description	Page

PART I
Item 1.	Business	3
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A.	Controls and Procedures	32

PART III
Item 10.	Directors and Executive Officers of the Registrant	32
Item 11.	Executive Compensation	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management	41
Item 13.	Certain Relationships and Related Transactions	42
Item 14.	Principal Accountant Fees and Services	46

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	47
Certificate of Merger
Amended and Restated Bylaws
Second Supplemental Indenture
Third Supplemental Indenture
Registration Rights Agreement
Registration Rights Agreement
Note Purchase Agreement
Employment Agreement - Jeff L. Hull
Buy-Sell Agreement - Jeff L. Hull
Buy-Sell Agreement - Eric W. Long
Buy-Sell Agreement - Robert E. Burns
Buy-Sell Agreement - C. Douglas Cross
Buy-Sell Agreement - Philip J. Ragona
Amendment No. 3 to Receivable Purchase Agreement
Amendment No. 4 to Receivable Purchase Agreement
Amended/Restated Limited Liability Co. Agreement
Stockholders Agreement
Kenner Management Consulting Agreement
Warrant to Jeff L Hull
Replacement Stock Option Plan
2003 Stock Option Plan
Credit Agreement
Security Agreement
Indemnification Escrow Agreement
Subsidiaries
Certification Pursuant to Section 302
Certification Pursuant to Section 302

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

      This Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Registrant based on beliefs of management that involve substantial risks and uncertainties. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to the risks and uncertainties regarding our operations and results of operations, as well as our customers and suppliers, including the availability of credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Other risks besides those listed in Item 7A also could adversely affect us. We disclaim any obligation to publicly update or revise any forward-looking statements.

PART I

Item 1.	Business

Organizational Structure

      Unless we indicate otherwise, references in this report to “we,” “us,” “our,” “the Company” and “Atrium Companies” mean Atrium Companies, Inc. and its subsidiaries and predecessors and references in this report to “Atrium Corporation” mean Atrium Corporation, our parent and sole stockholder.

      The table below sets forth each of Atrium Company’s wholly-owned subsidiaries and its date of inception or acquisition, as applicable.

		Year of
Subsidiary		Inception/Acquisition(a)

•	Northeast:
	Atrium Door and Window Company of the Northeast	1996
	(formerly known as Vinyl Building Specialties of Connecticut, Inc.
•	West Coast:
	Atrium Door and Window Company — West Coast	1997
	(formerly known as H-R Window Supply, Inc.)
	Atrium Door and Window Company — West Coast is referred to as “West Coast.”
•	Arizona:
	Atrium Door and Window Company of Arizona	1998
	Atrium Door and Window Company of Arizona is referred to as “Arizona.”
•	Darby:
	R.G. Darby Company, Inc.	1998
	Total Trim, Inc	1998
•	Wing:
	Wing Industries, Inc.	1998
•	Rockies:
	Atrium Door and Window Company of the Rockies	1999
	(formerly known as Champagne Industries, Inc. and referred to as “Champagne”)
	Atrium Door and Window Company of the Rockies is referred to as “Rockies.”
•	Heat:
	Atrium Vinyl, Inc.	1999
	(formerly known as Heat, Inc.)
	Thermal Industries, Inc.	1999
	Thermal Industries, Inc. is referred to as “Thermal.”
	Atrium Door and Window Company of the Northwest	1999
	(formerly known as Best Built, Inc.)
	Atrium Door and Window Company of the Northwest is referred to as “Northwest.”
	Atrium Vinyl, Inc., Thermal Industries, Inc. and Atrium Door and Window Company of the Northwest are collectively referred to as “Heat.”

		Year of
Subsidiary		Inception/Acquisition(a)

•	Ellison:
	Atrium Extrusion Systems, Inc.	2000
	(formerly known as VES, Inc.)
	Atrium Extrusion Systems, Inc. and Atrium’s Ellison Windows and Doors division are collectively referred to as “Ellison.” Ellison Windows and Doors is referred to as “Ellison Windows.”
•	Atrium Funding Corporation	2001
•	Mexico:
	Atrium Ventanas de Mexico	2002
	Atrium Servicios de Mexico	2002
	Atrium Ventanas de Mexico and Atrium Servicios de Mexico are collectively referred to as “Mexico.”
•	MD Casting:
	MD Casting, Inc.(b)	2003
	MD Casting, Inc. is referred to as “MD Casting.”
•	Aluminum Screen:
	Aluminum Screen Manufacturers, Inc.(b)	2003
	Aluminum Screen Manufacturers, Inc. is referred to as “Aluminum Screen.”
•	Superior:
	Superior Engineered Products Corporation(b)	2003
	Superior Engineered Products Corporation is referred to as “Superior.”

(a)	Year of inception/acquisition presented for currently existing subsidiaries, only.
(b)	MD Casting, Aluminum Screen and Superior, together with the acquired assets of Danvid Window Company, are collectively referred to as the “2003 Acquisitions.”

The Company

      Atrium, founded in 1948, is a Delaware corporation based in Dallas, Texas. We are one of the largest manufacturers and distributors of residential windows and patio doors in the United States and one of the few such providers with a national presence. We offer a comprehensive product line of aluminum and vinyl windows as well as patio doors to leading national homebuilders, including Pulte, D.R. Horton and Richmond American, one-step distributors, including Owens Corning and Ted Lansing, and home center retailers such as The Home Depot and Lowe’s. We have steadily generated revenue and cash flow growth through market share gains, new product development and operational improvements that have resulted from vertical integration, operational efficiencies and purchasing savings from increasing scale. We have also selectively acquired businesses that strategically add distribution channels, vertical integration opportunities and provide new product offerings and entry into new geographic markets.

      We have consolidated our brand names into the flagship Atrium® brand, and the well-known regional brands of HRTM, DanvidTM, Superior® and ThermalTM. Additionally, we utilize multi-branding to alleviate channel conflict using such other names as Ellison® and Best Built®. Our full product line of windows and patio doors enables us to differentiate ourself from our competitors, leverage multi-channel distribution systems and be well positioned to benefit from shifts in product preferences. Regional product preferences exist for aluminum and vinyl windows and patio doors, and a broad product line is important to serve a national customer base effectively. We are able to provide nationwide customers the most suitable material based on their customers’ varying regional product preferences.

      We have 25 manufacturing facilities and 31 distribution centers strategically located in 22 states and Mexico. We distribute through multiple channels, including: (i) one-step distribution through lumberyards and retail distributors; (ii) home center distribution to big box retailers; (iii) direct distribution to large homebuilders, multi-family builders and remodelers/ contractors and (iv) two-step distribution to wholesale distributors who subsequently resell to lumberyards and retail distributors. We believe that our multichannel distribution network allows us to reach the greatest number of end-customers and provide nationwide service to those customers.

      We are vertically integrated with operations that include:

•	The extrusion of aluminum and vinyl lineals, which are utilized internally in our fabrication operations or sold to third-parties;

•	Blending of vinyl compounds, manufacture of zinc die cast hardware and screens;

•	The manufacture and assembly of window and patio door units, including the cutting and insulation of glass, the pre-hanging of patio doors, and the sale of such units to homebuilders, multi-family builders, remodelers/ contractors, home centers, lumberyards, and retail and wholesale distributors;

•	A turn-key installation program for multi-family builders in which we supply and install many of our products, including interior/ exterior doors, windows and patio doors; and

•	The sale of finished products to homebuilders and remodelers/ contractors through company-owned distribution centers located across the United States.

2003 Acquisitions

      Miniature Die Casting. On January 31, 2003, we acquired substantially all of the assets of Miniature Die Casting of Texas, L.P. (“MD Casting”), a zinc die cast hardware manufacturer located in Fort Worth, Texas for approximately $3.3 million in cash, transaction fees of approximately $.1 million and an additional amount of up to $.6 million to be paid over three years upon the achievement by MD Casting of certain financial targets.

      Danvid. On April 1, 2003, we acquired substantially all of the assets of Danvid Window Company (“Danvid”), an aluminum and vinyl window manufacturer located in Dallas, Texas for approximately $5.5 million in cash, $.3 million in transaction fees and the assumption of certain liabilities.

      Aluminum Screen. On October 1, 2003, we acquired substantially all of the assets of Aluminum Screen Manufacturing Ltd., L.L.P., Aluminum Screen Products, Inc. and Aztex Screen Products (collectively, “Aluminum Screen”), a screen manufacturer with manufacturing and distribution operations in Dallas, Houston, Las Vegas, Phoenix and Cuidad Juarez, Mexico for $16.5 million in cash, and approximately $.8 million in transaction fees.

      Superior. On December 31, 2003, we acquired all of the capital stock of Superior Engineered Products Corporation (“Superior”), a manufacturer of windows and other building materials based in Ontario, California for $47.5 million in cash, approximately $.4 million in transaction fees and $5.0 million in Atrium Corporation stock. Superior’s window products, which are primarily vinyl, are sold predominantly to the repair and remodeling market in California, Arizona, Nevada and Hawaii through an extensive dealer network.

      The acquisitions of MD Casting, Danvid, Aluminum Screen and Superior are consistent with our strategy of selectively acquiring businesses that principally provide vinyl window production, new distribution channels, vertical integration opportunities, additional geographic presence and additional repair and remodeling volume.

The Transactions

      On December 10, 2003, Atrium Corporation, our parent company, was acquired by a newly formed affiliate of Kenner & Company, Inc., KAT Holdings, Inc., pursuant to which KAT Holdings, Inc. merged with and into Atrium Corporation with Atrium Corporation as the surviving corporation. As a result of the merger, the investor group described below now controls the Company and Atrium Corporation.

      The acquisition of Atrium Corporation was made by an investor group led by Kenner & Company, Inc., a New York based private investment firm, and certain members of our management, including Jeff L. Hull, our Chairman, President and Chief Executive Officer. The investor group included: KAT Holdings, L.P. and KAT Group, L.P., special purpose Kenner investment partnerships; UBS Capital Americas II, LLC; ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001 and management. At the closing of the merger, $12.2 million of equity securities owned by Atrium Corporation’s existing stockholders were exchanged for similar securities in KAT Holdings, Inc. and the investor group contributed an additional $251.8 million to KAT Holdings, Inc., including $251.7 million from ATR Acquisition, LLC, the members of which are KAT Holdings, L.P., KAT Group, L.P., UBS Capital Americas II, LLC, ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001.

      In connection with the merger, we renewed our existing accounts receivable securitization facility for a period of five years and refinanced our existing senior revolving credit and term loan facilities, with a new revolving credit facility of $50.0 million, which was undrawn at the close of the merger, and a new $180.0 million term loan facility. We also issued an additional $50.0 million of 10 1/2% senior subordinated notes, or “add-on notes,” and left the existing $175.0 million of 10 1/2% senior subordinated notes outstanding. $40.0 million of the new term loan facility was funded into escrow upon closing of the merger and was released to fund a portion of the acquisition of Superior on December 31, 2003.

      On November 18, 2003, in connection with the merger, we received consents from holders representing approximately 97% of the aggregate principal amount of our outstanding 10 1/2% senior subordinated notes to:

•	waive our obligations under the Indenture to make a change of control offer in connection with the merger and amend the Indenture to replace the definition of permitted holders with certain direct and indirect equity holders of ATR Acquisition, LLC and their affiliates,

•	modify certain restrictions on affiliate transactions set forth in the indenture governing the notes; and

•	allow for the issuance of additional notes.

      Additionally, in connection with the merger, Atrium Corporation repurchased its outstanding 15% Senior Pay-In-Kind Notes, with a portion of the cash proceeds of the equity contribution to KAT Holdings, Inc.

      Each of the foregoing transactions, along with the merger, is referred to herein collectively as “the Transactions”.

Competitive Strengths

      We believe that we have a competitive advantage in our markets due to the following competitive strengths:

•	Leading Market Positions. We are one of the largest suppliers of residential windows and patio doors in the United States with a domestic market share exceeding 7%. Based on our estimates, we believe that we have a leading market position in the residential aluminum and vinyl window and patio door product categories.

•	Strong Brand Name Recognition. Our brands are well recognized in the building trade and are a distinguishing factor in customer selection. The Atrium® brand of windows and patio doors has been in existence for over 25 years and is recognized for its quality and value. In addition, we believe Atrium® is among the most-recognized brand names in the aluminum and vinyl window and patio door market segments. We believe there are significant opportunities to leverage our existing brands by targeting cross-selling opportunities and by re-branding certain products.

•	Complete, High-Quality Product Offering. We are one of the few suppliers with a comprehensive line of residential aluminum and vinyl windows and patio doors in the United States. The ability to source windows and patio doors from a single supplier is a cost-saving opportunity for national homebuilders and home centers. This distribution flexibility and nationwide presence distinguishes us as a “one-stop” solution for customers’ window and patio door needs. Our balance between material type is reflected in the following table:

	Year Ended

	December 31, 2003		December 31, 2002

	(in thousands)
Material Type
Vinyl	$299,667	50%	$289,284	54%
Aluminum	206,836	35%	179,702	33%
Other products and services, including sales of aluminum and vinyl extrusions	91,307	15%	67,313	13%

	$597,810	100%	$536,299	100%

•	Multi-Channel Distribution Network. We have a multi-channel distribution network that includes direct, one-step and two-step distribution as well as 31 company-owned distribution centers. Our distribution strategy maximizes our market penetration and reduces reliance upon any one distribution channel for the sale of our products. Furthermore, as a manufacturer and distributor of windows and doors for more than five decades, we have developed long-standing relationships with key distributors in our markets. In each instance, we seek to secure a leading distributor in each of our markets. If we cannot secure a top-tier distributor in a desired geographic market, we will consider the acquisition or start up of our own distribution center in that market.

•	Established and Diversified Customer Base. We have developed strong relationships with our current customer base, which includes over 11,000 active accounts. We have strong relationships with some of the leading companies in home and multi-family building, including Pulte, D.R. Horton, Richmond American and Summit Contractors, and home center retailing, including The Home Depot. Our customers are geographically diversified and our sales are balanced between the repair and remodeling and new construction market segments, which provides increased stability to our business and is reflected in the following table:

	Year Ended

	December 31, 2003		December 31, 2002

	(in thousands)
Market Segment
Repair and remodeling	$241,097	40%	$241,418	45%
New construction	356,713	60%	294,881	55%

	$597,810	100%	$536,299	100%

•	Low Cost, Vertically Integrated Manufacturer. We believe that we are one of the industry’s lowest cost providers based on our strong operating margins relative to our competitors. Our vertically integrated structure enables us to control all facets of the production and sale of windows and patio doors, eliminating incremental outsourcing costs. For our window and patio door products, our integrated operations, including extrusion, fabrication and distribution enable us to reduce inventory, improve production scheduling and optimize quality control.

Business Strategy

      Our goal is to increase revenue growth and profitability and to strengthen our leadership position in the residential window and patio door industry through the following initiatives:

•	Enhance National Presence. We will continue to focus our core efforts on maintaining and increasing our nationwide market share, including enhancing our strong presence in our existing high growth markets such as the Southern and Western United States. Our acquisitions have helped to further our geographic coverage and, we believe, combined with the implementation of cross-selling initiatives, will continue to facilitate our growth. We also will seek to enhance our nationwide capabilities by selectively starting or acquiring operations that complement our geographic coverage and product offerings.

•	Extend and Cross-Sell Product Offerings. We are taking advantage of cross-selling opportunities by marketing vinyl windows and patio doors to our traditional aluminum window and patio door customers and aluminum windows and patio doors to our traditional vinyl window and patio door customers and adding additional styles and designs to address specific regional product preferences. We also maintain training and incentive programs to ensure that our divisional sales forces market our complete product line of windows and patio doors.

•	Capitalize on Atrium® Brand Name. We will seek to continue to leverage the strength of our nationally recognized Atrium® brand name that has been in existence for over 25 years. We believe that leveraging the Atrium® name across our products and on a nationwide scale will enhance our brand name recognition. For example, we see a significant opportunity in transferring the Atrium® brand to recently acquired product lines. Furthermore, we will continue trade advertising initiatives to maintain our high brand awareness in the industry.

•	Continue to Pursue Operational Efficiencies. Our team of highly experienced managers seeks to achieve improvements by closely scrutinizing our operations and applying best practices and continuous improvement programs across all of our divisions. We have been successful in improving the efficiency and productivity of our operations by automating manufacturing processes, improving logistics, implementing an integrated company-wide information system and successfully integrating acquisitions. We continue to analyze additional opportunities to improve operational efficiencies, including consolidating and expanding our extrusion operations, increasing capacity utilization at all of our manufacturing facilities and leveraging our size to realize purchasing savings.

•	Refine Product Offering to Maximize Profitability. We plan to continually evaluate our product offering in terms of both customer needs and overall profitability. We believe our offering of products is diverse enough to satisfy varied regional product preferences while at the same time maximizing our profitability. For example, we made a decision during 2000 to divest the assets of Wing Industries, Inc. (“Wing”), our wood interior door manufacturing unit, and of the Atrium Wood Patio Door Division (“Wood”), our wood patio door manufacturing unit. The divestitures resulted in an exit from the low margin commodity based business of wood doors, reduced our exposure to the sometimes volatile wood materials market and contributed to an overall increase in our profitability.

•	Make Selective Strategic Acquisitions. We have successfully consummated and integrated twelve acquisitions since 1996, in each case lowering operating costs. We intend to take advantage of the fragmented market for window and patio door manufacturers by acquiring companies that present identifiable cost savings opportunities and add to our existing product lines, market share and targeted geographic coverage. As we continue our acquisition program, we believe we can leverage our experience in integrating acquisitions and maximizing cost savings and productivity enhancements. Additionally, we believe our size and national presence will be attractive to companies looking to combine with an industry leader.

Products

      We are one of only a few window and patio door manufacturers that offer a complete product line that consists of a full range of residential aluminum and vinyl windows and patio doors. Our complete product line allows us to differentiate ourselves from our competition, leverage our multi-channel distribution system and be well-positioned to benefit from shifts in product preference. As significant regional product preferences exist among aluminum and vinyl, a full product line is important to serve a national customer base effectively.

      We estimate that our product mix, as a percentage of net sales in 2003, 2002 and 2001 is as follows:

	Year Ended December 31,

	2003	2002	2001

Product
Windows	76%	77%	74%
Patio Doors	6	8	12
Other products and services, including sale of aluminum and vinyl extrusions	18	15	14

	100%	100%	100%

      Windows. We had approximately $456 million in net sales from the sale of windows in 2003. We estimate that our net sales from the sales of windows in 2003 were comprised of 42% from the sale of aluminum products and 58% from the sale of vinyl products. Our window products include sliders, single hung, double hung and casement products and are sold under the Atrium®, HRTM, DanvidTM, ThermalTM, Ellison®, Best Built®, and Superior® brand names, as well as private label brand names.

      The demand for our aluminum and vinyl products vary by region:

•	Aluminum — Aluminum windows are the product of choice in the southern United States due to the region’s warmer weather and value-conscious customers. Aluminum is the most appropriate fenestration material for the region because thermal efficiency is less important and the product is sold at a lower cost than either vinyl or wood.

•	Vinyl — Demand for vinyl windows, particularly in colder climates, has significantly increased over the last ten years as vinyl windows have gained acceptance as a substitute for wood windows. This trend has been strengthened as prices for vinyl windows have become more competitive with wood products and durability and energy efficiency have improved. We entered the vinyl window market in mid-1995 and have increased sales of vinyl windows by leveraging the Atrium® brand name, leveraging our distribution channels and through strategic acquisitions. The acquisitions of Bishop (now known as Northeast) in 1996, the Western Window Division of Gentek Building Products, Inc. (now known as West Coast) in 1997, Heat and Champagne (now known as Rockies) in 1999, Ellison in 2000 and the acquisition of Superior in 2003 increased our presence in the vinyl window business such that sales of vinyl windows represented approximately 44% of our total net sales in 2003, as compared to approximately 32% of our total net sales in 2000.

      Patio Doors. We had approximately $36 million in net sales from the sale of patio doors in 2003. Our patio door products are sold under Atrium® and various other brand names.

      Other Products and Services. We had approximately $106 million in net sales from the sale of other products and services in 2003. Our other products include deck and dock products, patio enclosures and extruded aluminum and vinyl profiles for a variety of industries, including various competitors of our window and door fabrication operations. The deck and dock products are made of vinyl and serve as an alternative to the more traditional wood counterpart. The enclosures are custom built to any size and are made from aluminum and vinyl product. The 2003 acquisitions have expanded our other products and services by adding screens, steel security doors, ornamental iron gates and fencing and window hardware.

      We also offer a turn-key total installation program for multi-family builders in which we supply and install exterior, interior and patio doors, moldings, locks, hardware, wire shelving, bath accessories, plate glass mirrors, toilet partitions and other products. This concept allows a developer to transfer the risk associated with retaining reliable work crews and provides protection from cost overruns. We believe that developers view this as a value added service.

Sales, Marketing and Distribution

      One of the key components of our marketing strategy is to capitalize on the complementary nature of our distribution channels. We have a multi-channel distribution network that includes direct, one-step and two-step distribution as well as 31 company-owned distribution centers. Our distribution strategy maximizes our market penetration and reduces reliance upon any one distribution channel for the sale of our products. Furthermore, as a manufacturer and distributor of windows and patio doors for more than five decades, we have developed long-standing relationships with key distributors in each of our markets. In each instance, we seek to secure the leading distributors in each market. If we cannot secure a top-tier distributor in a desired geographic market, we will consider the acquisition or start up of our own distribution center in that market.

      We also sell to major home center retailers. Home centers are important to us because they target the repair and remodeling market segment, however they accounted for less than 14% of our total net sales during 2003 and 2002. One of our goals is to continue to increase our market share in the repair and remodeling market.

      We utilize the following distribution channels:

•	Direct Distribution (approximately 35% of our net sales from the sale of windows and patio doors in 2003). Direct distribution is the selling of our windows and patio doors directly to homebuilders, multi-family builders and remodelers/ contractors without the use of an intermediary. By selling direct, we are able to increase our profit margins while at the same time offer builders more favorable pricing.

•	One-Step Distribution, Including Home Center Sales (approximately 64% of our net sales from the sale of windows and patio doors in 2003 with home center sales representing approximately 14%). One-step distribution is the selling of our windows and patio doors to home centers, lumberyards, retail distributors and company-owned distribution centers, which will then sell to homeowners, homebuilders and remodelers/ contractors. While it is not required that lumberyards and retail distributors carry our products on an exclusive basis, it is not unusual for them to do so. In addition, they generally purchase based on orders, keeping little or no inventory. One-step distribution tends to be used most often in metropolitan areas.

We maintain 31 company-owned distribution facilities in key markets where available independent distributors are limited or where we have been unable to make adequate arrangements with existing distributors. Company-owned distribution centers essentially act as one-step distributors.

•	Two-Step Distribution (approximately 1% of our net sales from the sale of windows and patio doors in 2003). Two-step distribution is the selling of windows and patio doors to a wholesale distributor who then sells the products to home centers, lumberyards and retail distributors. These intermediaries will in turn sell the windows and patio doors to homeowners, homebuilders and remodelers/ contractors. Wholesale distributors tend to maintain product inventory in order to service the needs of their client base for small quantities. Two-step distribution is more common where customers generally do not require sufficient volume to purchase from us directly.

      To enhance our market coverage and leverage our brand equity, we currently market our windows and patio doors under primarily seven brand names: Atrium®, HRTM, DanvidTM, ThermalTM, Ellison®, Best BuiltTM, and Superior®. Due to the fact that we enjoy national name recognition at both the building trade and consumer levels, we have chosen to consolidate a significant portion of our product line under the Atrium® name. We are currently in the process of rolling our Best Built® and Ellison® brand product lines into the Atrium® brand. We have completed a transition of our Skotty, Bishop, Champagne, Masterview, Kel-Star and Gentek brands into the

Atrium® brand. We expect to extend the Atrium® brand to other products, as well as to appropriate product lines acquired in the future.

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

      We market our window and patio door products through a sales force consisting of approximately 150 company salaried and commissioned sales representatives and approximately 150 independent commissioned sales representatives. Each of our divisions is supported by a sales manager, company sales representatives and independent sales representatives. The sales managers coordinate sales and marketing activities among both company and independent sales representatives. Our company sales representatives focus primarily on direct sales to homebuilders, multi-family builders and remodelers/ contractors, while independent sales representatives sell to home centers, lumberyards and retail and wholesale distributors. In general, independent sales representatives carry our window and patio door products on an exclusive basis, although they may carry other building products from other manufacturers.

      Our full product line has also been an asset to our sales force, especially when we are exploring a new distribution channel opportunity. Distributors have come to recognize that we have a complete line of vinyl and aluminum windows and patio doors. The distributors frequently do not purchase the entire range of products since regional tastes vary and distributors tend to work according to regions. However, we believe these distributors value our ability to provide these products should they ever demand them.

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

Operations

      We manufacture and sell our windows and patio doors through a vertically integrated process that includes extrusion, fabrication and distribution. We realize many operational and cost benefits from our vertically integrated window and patio door operations. By extruding aluminum and many of our vinyl components in-house, we are able to secure a low-cost, reliable source of extrusions, control product quality and control inventory levels. The integration of extrusion and fabrication operations gives us significantly more control over our manufacturing costs. The acquisitions of MD Casting and Aluminum Screen during 2003 have further enhanced our vertical integration strategy. MD Casting is a zinc die casting operation that provides us and the window and patio door industry with metal hardware. Aluminum Screen is a supplier of screens to us and the window and patio door industry. The acquisitions of Aluminum Screen and MD Casting have allowed us to achieve significant cost savings by shifting our current suppliers to our own internal operations. We have also increased our vertical integration by entering into a partnership agreement with Aurora Terra LLC, or Aurora, under which Aurora has constructed a vinyl compounding facility in Welcome, North Carolina adjacent to our vinyl extrusion and fabrication facilities and will provide us with vinyl compound, the primary raw material used in the vinyl extrusion process. The partnership will allow us to realize significant cost savings by taking us one step further up the supply chain. We continually work to achieve cost savings through increased capacity utilization, adoption of best practices, reduction of cost of raw materials, rationalization of product lines and reduction of inventory.

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

      We have been manufacturing products in Texas since 1953 and today have 10 manufacturing facilities in the state, including our vertically integrated operations. While solidifying our national presence, we have strategically established 15 other manufacturing operations nationwide.

Industry Overview

      In 2003, construction spending in the United States totaled over $683 billion. Of this total, residential spending accounted for approximately $466 billion. Within the residential construction market, replacement spending totaled approximately $187 billion. In 2003, new housing starts in the United States totaled approximately 1.8 million units of which approximately 1.5 million units were single-family homes and approximately .3 million  units were multi-family units. Historical residential repair and remodeling expenditures have demonstrated consistent growth dynamics increasing from approximately $15 billion to approximately $187 billion during the period from 1970 to 2003 and averaging a compound annual growth rate of 8.0%.

      Windows. The domestic window market has grown to approximately 61 million in unit sales in 2003, and has outpaced the growth in the domestic building materials industry generally. The residential window industry can be divided into two end-use segments: new construction, with an estimated 20 million windows sold in 2003, and repair and remodeling, with approximately 41 million windows sold in 2003. We believe that the repair and remodeling segment will continue to experience strong growth due to the strength of sales of existing homes and the increase in the average age of homes from 23 years to 29 years in the last decade.

      Patio Doors. We estimate that the residential patio door market has grown to more than 7 million units in 2003. The residential patio door industry can be divided into two principal market segments: new construction and repair and remodeling. We estimate that patio doors sold to the repair and remodeling segment constituted 65% of all patio door units sold in the United States in 2003.

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

      The residential window and patio door industry is very competitive. Our major competitors for the sale of aluminum windows and patio doors are Alenco Windows and MI Home Products, Inc. The market for vinyl windows and patio doors is comprised primarily of local and regional manufacturers, as no dominant manufacturer operates on a national basis. Historically, demand for vinyl windows and patio doors has been concentrated in the colder regions of the United States. Our major competitors for the sale of vinyl windows and patio doors are Silver Line Building Products and Great Lakes Windows (Ply Gem Industries, Inc.) in the Northeast, Simonton Windows in the Mid-Atlantic and Southeast and Milgard Manufacturing, Inc.

(Masco Corp.) and Viking Industries, Inc. (Pella Corporation) in the Pacific Northwest. In addition, we compete with a number of regional manufacturers.

Inflation and Raw Materials

      During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on our results of operations. We purchase raw materials, including aluminum, glass and vinyl, that are subject to fluctuations in price that may not reflect the rate of general inflation. These materials fluctuate in price based on supply and demand. Historically, there have been periods of significant and rapid aluminum price changes, both upward and downward, with a concurrent short-term impact on our operating margins. We historically mitigated the effects of these fluctuations over the long term by passing through price increases to our customers and through other means, such as hedging activities. The primary raw materials used in the production of our windows and patio doors are readily available and are procured from numerous suppliers.

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

Cyclicality

      Demand in the window and patio door manufacturing and distribution industry is influenced by new home construction activity. For the year ended December 31, 2003, we estimate that approximately 60% of our net sales were related to new home construction. Trends in the housing sector directly impact our financial performance. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors, such as the migration of the population within the United States, have a direct impact on our business. Cyclical declines in new housing starts may adversely impact our business, and we cannot assure you that any such adverse effects would not be material.

Employees

      We employ approximately 6,100 people, of whom approximately 6,000 are employed at our manufacturing facilities and distribution centers and approximately 100 are employed at our corporate headquarters in Dallas, Texas. Approximately 1,290 of our hourly employees are covered by collective bargaining agreements. We entered into a three-year collective bargaining agreement in May 2001 with the Union of Needletrades, Industrial and Textile Employees (“UNITE!”) covering certain employees at three manufacturing facilities located in Dallas, Texas. This collective bargaining agreement expires in May 2004. We expect to begin negotiations for a new collective bargaining agreement in April 2004 and expect to renew the agreement shortly thereafter. There are no union affiliations with any of our other divisions or subsidiaries. We believe that our relationship with our employees is good.

Backlog and Material Customers

      We have no material long-term contracts. Orders are generally filled within 7 to 14 days of receipt. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders for our products and is not necessarily indicative of the level of future sales.

Government Regulation and Environmental Matters

      Our past and present operations and our assets are subject to extensive federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including solid and hazardous wastes, or otherwise relating to health, safety and protection of the environment. We do not expect to make any expenditures with respect to ongoing compliance with these environmental laws and regulations that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, the applicable requirements under the law could change at any time.

      The nature of our operations and assets expose us to the risk of claims under environmental, health and safety laws and regulations. We cannot assure you that unforeseen expenditures or liabilities will not be incurred in connection with such claims. We have been subject to such claims in the course of our operations, and have made expenditures to address known conditions in a manner consistent with applicable laws and regulations. Based on our experience to date, we do not believe that existing claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We cannot assure you that the discovery of presently unknown environmental conditions, changes in environmental, health and safety laws and regulations or other unanticipated events will not give rise to unforeseen claims, expenditures or liabilities.

Trademarks and Patents

      Among the various trademarks owned and registered by us in the United States and Mexico are the following: Atrium, The Atrium Door, The French Classic, Masterview, Weatherlok and Superior. Among the various pending trademark applications filed by us are the following: Quality by Design, Atrium Windows and Doors, Energy-Sense, Improving Your View of the World and Pro100. In addition, we own several patents and patent applications concerning various aspects of window assembly and related processes. We are not aware of any circumstances that would have a material adverse effect on our ability to use our trademarks and patents. As long as we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual. Our patents will expire at various times over the next 17 years.

Recent Developments

      None.

Item 2.	Properties

      Our operations are conducted at the owned or leased facilities described below:

		Capacity
Location	Principal Use	(Square Feet)	Own/Lease

Fabrication
Ontario, California	Fabrication of windows and other building products	397,585	Lease
Welcome, North Carolina	Fabrication of vinyl windows	376,200	Lease
Dallas, Texas	Fabrication of aluminum and vinyl windows	342,000	Lease
Phoenix, Arizona	Fabrication of aluminum and vinyl windows	220,000	Lease
Carrollton, Texas	Fabrication of aluminum and vinyl windows	211,500	Lease
Dallas, Texas	Fabrication of aluminum and vinyl windows	200,000	Lease
Murrysville, Pennsylvania	Fabrication of vinyl windows	166,000	Lease
Denver, Colorado	Fabrication of vinyl windows	108,000	Lease
Pittsburgh, Pennsylvania	Fabrication of deck/dock and patio enclosures	82,100	Lease
Anaheim, California	Fabrication of vinyl windows	80,000	Lease
Bridgeport, Connecticut	Fabrication of vinyl windows	75,000	Lease
Yakima, Washington	Fabrication of vinyl windows	58,000	Lease
Clinton, Massachusetts	Fabrication of vinyl windows	31,000	Own
New Boston, Texas	Fabrication of aluminum windows	30,000	Lease
Tennessee Colony, Texas	Fabrication of aluminum windows	24,000	Lease

		Capacity
Location	Principal Use	(Square Feet)	Own/Lease

Extrusion and other
Wylie, Texas	Extrusion of aluminum	205,000	Lease
Irving, Texas	Fabrication of aluminum screens	75,000	Lease
Florence, Alabama	Door pre-hanging; warehouse	60,000	Lease
Welcome, North Carolina	Extrusion of vinyl	51,300	Lease
Fort Worth, Texas	Zinc die casting	30,000	Lease
Carrollton, Texas	Extrusion of vinyl	25,200	Lease
Houston, Texas	Fabrication of aluminum screens	17,500	Lease
Phoenix, Arizona	Fabrication of aluminum screens	12,000	Lease
Juarez, Mexico	Fabrication of aluminum screens	9,000	Lease
Las Vegas, Nevada	Fabrication of aluminum screens	7,000	Lease
Distribution
Pittsburgh, Pennsylvania	Distribution of vinyl windows	68,000	Lease
Hayward, California	Distribution of windows and other building products	22,600	Lease
Hayward, California	Distribution of vinyl windows	20,400	Lease
Colorado Springs, Colorado	Distribution of vinyl windows	14,700	Lease
Portland, Oregon	Distribution of vinyl windows	10,080	Lease
Chatsworth, California	Distribution of vinyl windows	10,000	Lease
Las Vegas, Nevada	Distribution of aluminum and vinyl windows	7,500	Lease
Everett, Washington	Distribution of vinyl windows	6,000	Lease
Houston, Texas	Distribution of aluminum and vinyl windows	2,500	Lease
Mexico City, Mexico	Distribution of windows and extrusion	650	Lease
Idle
Greenville, Texas	Idle Facility (Sublet)	300,000	Lease
Woodville, Texas	Idle Facility	180,000	Lease
Dallas, Texas	Idle Facility	120,000	Lease

	Total	3,655,815

      Additionally, our subsidiary, Thermal Industries, Inc., leases 21 distribution warehouses in 14 states for vinyl window distribution with sites averaging 10,738 square feet.

      We maintain our corporate headquarters in Dallas, Texas. This facility provides approximately 19,520 square feet and is leased for a ten-year term expiring in 2014.

      We believe that our manufacturing plants are generally in good operating condition and are adequate to meet future anticipated requirements.

Item 3.	Legal Proceedings

      We are party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for our outstanding equity securities.

      To date, we have not paid any dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future.

Equity Compensation Plans

Number of Shares
	Number of Shares to	Weighted-Average	Remaining Available for
	Be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
	Warrants and Rights	Warrants and Rights	Plans

Plan Category
Equity compensation plans approved by stockholders	17,605	$710	5,250

*	We do not have equity compensation plans which were not approved by stockholders.

2003 Stock Option Plan

      Atrium Corporation adopted the Atrium Corporation 2003 Stock Option Plan on December 10, 2003, which provides for the grant of options to purchase common stock of Atrium Corporation to our key employees and eligible non-employees. The stock option plan provides for the grant of options to purchase up to 14,000 shares of common stock of Atrium Corporation. Immediately following the consummation of the merger, a total of 8,750 options to purchase shares of common stock of Atrium Corporation were outstanding under the stock option plan.

      Options granted under the stock option plan have a term of ten years from the date of grant and vest in equal installments either on the annual anniversary of grant or on the last day of each month over a period of five years, subject to continued employment. No option is exercisable until it has vested.

      Upon termination of the optionee for cause or voluntary termination by the optionee without good reason, all unvested options are automatically forfeited. Upon a change of control, as defined in the stock option plan, all outstanding options issued under the stock option plan shall be automatically vested and be exercisable in full. Upon termination of employment of an optionee for any reason or if a sale of the company, as defined in the stock option plan, occurs, Atrium Corporation has the right to purchase all or any portion of the optionee’s vested options and any shares of common stock of Atrium Corporation held by the optionee as a result of the exercise of an option.

      The stock option plan provides that, unless specifically approved otherwise, all options granted are in the form of nonqualified options, which are options that do not qualify for favored tax treatment under Section 422 of the Internal Revenue Code. All options granted to date under the stock option plan are nonqualified options. Options are not transferable other than in accordance with the laws of descent and distribution. All shares of common stock issued upon exercise of options are subject to a right of first refusal that provides Atrium Corporation or its designee with the right to purchase such shares in the event of any proposed transfer thereof by the optionee.

Replacement Stock Option Plan

      Atrium Corporation adopted the Atrium Corporation Replacement Stock Option Plan on December 10, 2003, which provides for the grant of options to purchase Atrium Corporation’s common stock in replacement of outstanding options issued under Atrium Corporation’s previous stock option plan. The replacement plan provides for the grant of up to 1,105 options to purchase shares of common stock of Atrium Corporation, all of which were outstanding as of December 31, 2003. Options granted under the replacement plan have a term of ten years from the date of grant, subject to continued employment, and vest ratably over a period of three years on the last day of each month during such period. No option is exercisable until it is vested. These options have an exercise price of $0.01 per share.

      Upon termination of an optionee’s employment for any reason or upon sale of the Company, Atrium Corporation has the right to repurchase all or any portion of the replacement options held by the optionee.

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

      As a condition to the grant of the replacement options, each holder of a replacement option was required to execute a buy-sell agreement containing certain repurchase provisions.

Warrants

      In connection with the merger and entry into his employment agreement, Mr. Hull was granted warrants to purchase 7,750 shares of Atrium Corporation’s common stock. 4,000 of these shares fully vested on February 1, 2004 and were exercised on February 27, 2004 at an exercise price of $.01 per share. With respect to the remaining 3,750 shares, the warrants vest ratably on a monthly basis over a five-year period and have an exercise price of $1,000 per share. Notwithstanding the foregoing, all of the remaining warrants will immediately vest upon a sale of the Company, change of control or upon certain other conditions related to Mr. Hull’s employment.

Item 6.	Selected Financial Data

      The selected income statement and balance sheet data set forth below were derived from the audited consolidated financial statements as described further below. The selected historical financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this Form 10-K.

      The operations of Darby-South are included since its date of acquisition, January 27, 1999, the operations of Heat and Champagne are included since their date of acquisition, May 17, 1999, the operations of Ellison are included since its date of acquisition, October 25, 2000, the operations of MD Casting are included since its date of acquisition, January 31, 2003, the operations of Danvid are included since its date of acquisition, April 1, 2003 and the operations of Aluminum Screen are included since its date of acquisition, October 1, 2003. The December 31, 1999 balance sheet data includes our accounts and the accounts of Darby-South, Heat and Champagne. The December 31, 2000, 2001 and 2002 balance sheet data include the accounts of the Company, Darby-South, Heat, Champagne and Ellison. The December 31, 2003 balance sheet data includes the accounts of the Company, Darby-South, Heat, Champagne, Ellison, MD Casting, Danvid, Aluminum Screen and Superior.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(dollars in thousands)
Income Statement Data:
Net sales	$597,810	$536,299	$517,063	$492,303	$493,923
Income (loss) before income taxes(1)	6,682	14,609	(3,508)	(75,266)	10,795
Net income (loss)(1)	6,260	13,984	(4,866)	(74,326)	2,218
Balance Sheet Data (end of period):
Total assets	$607,476	$488,320	$484,207	$542,335	$484,136
Total debt	415,192	298,025	310,554	355,348	316,711
Other Data
EBITDA(2)	$62,244	$66,528	$62,389	$(21,816)	$53,380
Stock compensation expense	553	383	582	—	128
Cash Flows provided by (used in):
Operating activities	$33,248	$27,089	$50,437	$(4,441)	$8,835
Investing activities	(95,044)	(15,335)	(10,596)	(89,780)	(108,480)
Financing activities	68,378	(11,870)	(43,240)	97,573	100,939

Note:	EBITDA amounts presented above are not pro forma for the acquisitions and/or divestitures that occurred during the years presented.

(1)	In 2003, we incurred special charges of $11,024, which caused the reduction in net income. See further discussion in management discussion and analysis.

(2)	EBITDA represents income before interest, securitization expense, income taxes and depreciation and amortization. While we do not intend for EBITDA to represent cash flow from operations as defined by GAAP and we do not suggest that you consider it as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity, we include it herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe EBITDA provides investors and analysts in the building materials industry the necessary information to analyze and compare our historical results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, as EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the building materials industry. The reconciliation of net income (in accordance with GAAP) to EBITDA is summarized as follows:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(dollars in thousands)
Net income	$6,260	$13,984	$(4,866)	$(74,326)	$2,218
Interest expense	36,218	35,901	39,950	36,967	30,460
Securitization expense	1,905	1,133	1,532	—	—
Income taxes	422	625	1,358	(940)	6,641
Depreciation and amortization	17,439	14,885	24,415	16,483	14,061

EBITDA	$62,244	$66,528	$62,389	$(21,816)	$53,380

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements which appear elsewhere in this Form 10-K.

The Transactions

      On December 10, 2003, Atrium Corporation, our parent company, was acquired by a newly formed affiliate of Kenner & Company, Inc., KAT Holdings, Inc., pursuant to which KAT Holdings, Inc. merged with and into Atrium Corporation with Atrium Corporation as the surviving corporation. As a result of the merger, the investor group described below now controls the Company and Atrium Corporation.

      The acquisition of Atrium Corporation was made by an investor group led by Kenner & Company, Inc., a New York based private investment firm, and certain members of our management, including Jeff L. Hull, our Chairman, President and Chief Executive Officer. The investor group included: KAT Holdings, L.P. and KAT Group, L.P., special purpose Kenner investment partnerships; UBS Capital Americas II, LLC; ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001 and management. At the closing of the merger, $12.2 million of equity securities owned by Atrium Corporation’s existing stockholders were exchanged for similar securities in KAT Holdings, Inc. and the investor group contributed an additional $251.8 million to KAT Holdings, Inc., including $251.7 million from ATR Acquisition, LLC, the members of which are KAT Holdings, L.P., KAT Group, L.P., UBS Capital Americas II, LLC, ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001.

      In connection with the merger, we renewed our existing accounts receivable securitization facility for a period of five years and refinanced our existing senior revolving credit and term loan facilities, with a new revolving credit facility of $50.0 million, which was undrawn at the close of the merger, and a new $180.0 million term loan facility. We also issued an additional $50.0 million of 10 1/2% senior subordinated notes, or “add-on notes,” and left the existing $175.0 million of 10 1/2% senior subordinated notes outstanding. $40.0 million of the new term loan facility was funded into escrow upon closing of the merger and was released to fund a portion of the acquisition of Superior on December 31, 2003.

      On November 18, 2003, in connection with the merger, we received consents from holders representing approximately 97% of the aggregate principal amount of our outstanding 10 1/2% senior subordinated notes to:

•	waive our obligations under the Indenture to make a change of control offer in connection with the merger and amend the Indenture to replace the definition of permitted holders with certain direct and indirect equity holders of ATR Acquisition, LLC and their affiliates,

•	modify certain restrictions on affiliate transactions set forth in the indenture governing the notes; and

•	allow for the issuance of additional notes.

      Additionally, in connection with the merger, Atrium Corporation repurchased its outstanding 15% Senior Pay-In-Kind Notes, with a portion of the cash proceeds of the equity contribution to KAT Holdings, Inc.

      Each of the foregoing transactions, along with the merger, is referred to herein collectively as “the Transactions”.

      GAAP generally provides for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying data does not reflect a new basis of accounting pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows our post-merger financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the merger.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, recoverability of goodwill and long-lived assets, allowance for doubtful accounts, inventory reserves, actuarially determined insurance reserves, deferred taxes and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Revenue recognition. Our revenue recognition policy is significant because our sales are a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions, delivery expense and sales returns and allowances. Revenue is recognized from the sale of windows and patio doors and related components at the time of delivery to the customer. On contracts involving installation, revenue is recognized when the installation is complete. We offer our customers the right to return products that do not function properly or are defective. Estimates are used to derive sales returns and allowances, commissions and delivery expense. We follow specific and detailed guidelines in measuring revenue. However, certain judgments affect the application of our revenue policy. Revenue results can be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period.

•	Goodwill. We assess the impairment of goodwill annually in addition to whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill, management must make assumptions regarding the estimated cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected history or projected future operating results

•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business

•	Significant negative industry or economic trends

•	Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additionally, we take into consideration the current financial condition of our customers, historical experience and any specific customer collection issues we have identified. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Inventory reserves. Inventories are valued at the lower of cost (last-in, first-out) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for our products and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

•	Self-insurance reserves. We are self-insured and provide reserves for estimated medical and certain workers’ compensation claims and incurred but not reported claims. We take into consideration the status of current and historical claims and actuarial calculations of such claims to determine the reserve amounts. If current or future claims are higher than estimated, additional reserves may be required.

•	Deferred taxes. We establish deferred tax assets and liabilities based on profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect our evaluation of the likelihood of the recoverability of these assets. Our judgment is based primarily on our historical earnings, expected future earnings as well as prudent and feasible tax planning strategies.

•	Accounting for Stock-Based Compensation. Currently, we follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations for stock options granted to employees. Under the recognition and measurement principles of APB 25, we are not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant or the terms of the grant are subsequently modified. The Financial Accounting Standards Board (“FASB”) has recently indicated that it expects to issue a proposal to change the recognition and measurement principles for equity-based compensation granted to employees. The proposed rules could be implemented as early as the end of the 2004 calendar year. Under the proposed rules, we would be required to recognize compensation expense related to stock options granted to employees after December 15, 2004. The compensation expense would be calculated based on the expected number of options expected to vest and would be recognized over the stock options’ vesting period. If this proposal is passed, we would be required to recognize compensation expense related to stock options granted to our employees, which may have a material effect on our consolidated financial condition or results of operations.

Results of Operations (in thousands, except percentages)

      The following table sets forth for the periods indicated, information derived from our consolidated statements of operations expressed as percentage of net sales.

	Year Ended December 31,

	2003	2002	2001

NET SALES	100.0%	100.0%	100.0%
COST OF GOODS SOLD	68.3	67.2	68.6

Gross profit	31.7	32.8	31.4
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization)	21.5	21.7	20.9
Securitization expense	0.3	0.2	0.3
Stock compensation expense	0.1	0.1	0.1
Amortization expense	0.7	0.6	2.8

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	22.6	22.6	24.1
Special charges	1.8	0.8	0.2

	24.4	23.4	24.3

Income from operations	7.3	9.4	7.1
INTEREST EXPENSE	6.1	6.7	7.7
OTHER INCOME, net	—	—	—

Income (loss) before income taxes	1.2	2.7	(0.6)
PROVISION FOR INCOME TAXES	0.1	0.1	0.3

NET INCOME (LOSS)	1.1%	2.6%	(0.9)%

Discussion of Consolidated Results

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net Sales. Net sales increased by $61,511 from $536,299 in 2002 to $597,810 in 2003, or approximately 11.5%. The increase in net sales was primarily the result of the 2003 acquisitions and sales growth at our vinyl and aluminum window fabrication and aluminum extrusion operations. Net sales from the 2003 acquisitions were $43,179 in 2003. We also experienced increases of $9,040, or 5.0%, over 2002 from our aluminum window operations due to increased unit volume with our existing customers. Net sales at our aluminum extrusion operations increased $4,732, or 11.5%, over 2002 due to increased volume with new and existing customers. Net sales at our vinyl window operations increased $3,945, or 1.4%, over 2002 due to increased unit volume with new and existing customers. This increase occurred despite Lowe’s Companies, Inc. shifting certain volume from our North Carolina operation to a competitor and soft sales due to a general economic slowdown in certain markets.

      Cost of Goods Sold. Cost of goods sold increased from 67.2% of net sales during 2002 to 68.3% of net sales during 2003. Material cost of goods sold decreased from 39.8% of net sales during 2002 to 39.5% of net sales during 2003. This decrease was primarily due to the leveraging of the Company’s increased purchasing power and additional cost savings generated from the expansion of our vertical integration. The decrease was partially offset by an increase in the cost of vinyl resins and aluminum. Direct manufacturing expense increased from 27.4% of net sales during 2002 to 28.7% of net sales during 2003. The increase in direct manufacturing expense was primarily related to higher insurance and labor costs.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $12,432 from $116,364 during 2002 (21.7% of net sales in 2002) to $128,796 during 2003 (21.5% of net sales in 2003). Selling, delivery, general and administrative expenses from the 2003 Acquisitions were $9,843 during 2003. Selling, delivery, general and administrative expenses, excluding the 2003 acquisitions, increased $2,589 from $116,364 during 2002 to $118,953 during 2003. General and administrative expenses, excluding the 2003 acquisitions, increased $1,311 from $45,481 during 2002 to $46,792 during 2003, largely as a result of higher insurance costs and an increase in salary expenses. Delivery expenses, excluding the 2003 acquisitions, decreased from 6.6% of net sales during 2002 to 6.4% of net sales during 2003. We experienced a decrease in delivery expenses as a result of the use of a new, lower cost distribution method for a portion of our home center deliveries and a decrease in leased transportation cost primarily as a result of a favorable contract renewal. The decrease in delivery expenses was partially offset by an increase in fuel costs. Selling expenses, excluding the 2003 acquisitions, remained flat at 6.6% of net sales. Selling expenses are primarily variable in nature as a significant portion of these expenses represent commissions.

      Securitization Expense. Securitization expense increased $772 from $1,133 in 2002 to $1,905 during 2003. During 2003, securitization expense included $750 of fees associated with the renewal of our accounts receivable securitization facility. During 2003 and 2002, securitization expense included a loss on the sale of accounts receivable of $1,155 and $1,133 respectively, which represented the interest expense and commitment fee components of the transaction.

      Stock Compensation Expense. Stock compensation expense increased $170 from $383 during 2002 to $553 during 2003. Stock compensation expense for 2002 and 2003 included $83 and $253, respectively, for the repurchase of stock options from current and former employees and $300 of payments for services rendered in the form of Atrium Corporation common stock issued to Ardshiel, Inc., our former equity sponsor.

      Amortization Expense. Amortization expense increased $789 from $3,410 during 2002 to $4,199 during 2003. Amortization expense increased primarily due to increased amortization of software implementation costs.

      Special Charges. During 2003, we recorded a special charge of $11,024. The special charge included $10,059 of expenses associated with the merger and $965 of additional expenses related to the divestitures of Wing and our wood patio door division. The expenses associated with the merger include $6,407 of management transaction bonuses, $1,615 related to warrants issued to Mr. Hull, $1,226 related to the termination of a consulting agreement with the former owner of Ellison Windows and $811 for stock option compensation related to options outstanding prior to the merger. During 2002, we recorded a special charge of $4,198 for liabilities associated with the divestiture of Wing, including $2,553 of exit costs incurred by us on remaining lease obligations and litigation expenses. We will incur an additional charge of $2,345 in January 2004 relating to the vesting of warrants to Mr. Hull.

      Interest Expense. Interest expense increased $317 from $35,901 during 2002 to $36,218 during 2003. Interest expense during 2002 and 2003 included $204 and $3,117, respectively, for the write-off of deferred financing costs in connection with the prepayment and retirement of our old senior credit facility. Interest expense, excluding the write-off of deferred financing costs, decreased $2,596 from $35,697 during 2002 to $33,101 during 2003 as a result of reduced debt levels and a decrease in our weighted-average interest rate, which resulted from the expiration of our interest rate swap agreements in December of 2002 and November of 2003.

      Provision for Income Taxes. Our income tax provision primarily represents state income tax expense for those jurisdictions where we do not have available loss carryforwards. We have not incurred federal tax expense in 2003 or 2002 as a result of available net operationing loss carryforwards generated in prior years. We continue to maintain a full valuation allowance against our deferred tax assets for net operating losses. Should we continue to generate taxable income in 2004 and if prospects for continued profitability are more likely than not beyond 2004, our net operating loss valuation allowance may reverse in future periods.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net Sales. Net sales increased by $19,236 from $517,063 in 2001 to $536,299 in 2002, or approximately 3.7%. The increase in net sales during 2002 was due to an increase in volume at our aluminum and vinyl window operations, offset by a decline in sales at the Darby and aluminum extrusion operations. Net sales at our aluminum window operations increased $18,898, or 11.8% over 2001. This increase was primarily due to increased volume to our home center customers. Net sales at our vinyl window operations increased $7,423, or 2.6% over 2001. The growth rate at our vinyl window operations was hindered by soft sales at our Northwest and Rockies operations due to general economic slowdowns in their respective markets. The decrease at our aluminum extrusion operation was virtually all related to declining aluminum prices, which affect the overall selling price of the extrusion product, while the decrease at our Darby operations was a result of softer demand in the multi-family market.

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

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $8,297 from $108,067 during 2001 (20.9% of net sales) to $116,364 during 2002 (21.7% of net sales). The increase was partially due to an increase in delivery expense, which increased $4,165 from $31,192 during 2001 (6.0% of net sales) to $35,357 during 2002 (6.6% of net sales). The increase in delivery expense over 2001 was primarily related to an increase in the volume of products shipped into the southern California market resulting in a longer average distance per truckload, increased fuel prices and the variable nature of delivery expense. General and administrative expenses increased $4,034 from $41,447 during 2001 (8.0% of net sales) to $45,481 during 2002 (8.5% of net sales). The increase in general and administrative expenses was largely due to higher insurance premiums, higher professional fees and an increase in salaries and related payroll expenses offset by a reduction in bad debt expense. The increase in professional fees was attributable to the establishment of our new operations in Mexico, as well as legal fees for the successful defense against a union organizing effort at one of our facilities. General and administrative expenses are net of gains on sales of assets of $1,798 and $221 during 2001 and 2002, respectively. The 2001 gain includes $1,741 from the sale of certain vinyl extrusion assets while the 2002 gain includes $217 from the sale of an idle aluminum window manufacturing facility. Selling expense, which consists primarily of commissions, decreased slightly as a percentage of net sales from 6.9% during 2001 to 6.6% during 2002. The decrease was due to our ability to leverage our sales force across a broader selling base.

      Securitization Expense. We securitized our accounts receivable during the third quarter of 2001. Securitization expense decreased $399 from $1,532 in 2001 to $1,133 in 2002. During 2002, securitization expense incurred by us included a loss on the sale of accounts receivable, which represented the interest expense and commitment fee components of the transaction. During 2001, securitization expense of $1,532 included $878 of fees associated with the placement of our accounts receivable securitization facility and a loss on the sale of accounts receivable of $654, which represented the interest expense and commitment fee components of the transaction.

      Stock Compensation Expense. Stock compensation expense decreased by $199 from $582 during 2001 to $383 during 2002. Stock compensation expense during 2001 and 2002 included $282 and $83, respectively, for the repurchase of outstanding stock options from former employees and $300 of payments for services rendered in the form of Atrium Corporation common stock issued to Ardshiel, Inc.

      Amortization Expense. Amortization expense decreased $11,000 from $14,410 during 2001 to $3,410 during 2002. The decrease was primarily attributable to the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and subjects it to an annual impairment test. Goodwill amortization for 2001 was $11,725.

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

      Interest Expense. Interest expense decreased by $4,049 from $39,950 during 2001 to $35,901 during 2002. Interest expense during 2001 and 2002 included $837 and $204, respectively, for the write-off of deferred financing cost in connection with the prepayment of debt. Interest expense, excluding the write-off of deferred financing costs, decreased $3,416 from $39,113 during 2001 to $35,697 during 2002. The decrease is attributable to reduced debt level in 2002 as a result of working capital improvements and the execution of the accounts receivable securitization facility in August 2001, from which the proceeds were used to repay a portion of our long-term debt.

      Provision for Income Taxes. Our income tax provision primarily represents state income tax expense for those jurisdictions where we do not have available loss carryforwards. The decrease in the effective rate from 2001 primarily results from the impact of non-deductible goodwill amortization in 2001. Amortization of goodwill ceased in 2002 as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Discussion of Results by Reporting Segment

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Windows and Doors:

      Net Sales. Net sales increased by $51,633 from $491,584 in 2002 to $543,217 in 2003, or approximately 10.5%. The increase was primarily the result of the 2003 acquisition of Danvid, which provided additional sales of $38,039, sales growth at our aluminum window operations of $9,510, or 5.2%, and growth at our vinyl window operations of $4,836, or 1.7%. The growth at our aluminum window operations was due to increased unit volume with our existing customers, while the growth at our vinyl window operations was due to increased unit volume with new and existing customers, partially offset by the loss of business with Lowe’s and soft sales due to general economic slowdowns in certain markets.

      Income from Operations. Income from operations decreased from 11.3% of net sales during 2002 to 9.9% of net sales during 2003. An increase in cost of goods sold from 66.4% of net sales during 2002 to 68.1% of net sales during 2003 was partially offset by a slight decrease in selling, delivery, general and administrative expenses from 22.3% of net sales during 2002 to 22.0% of net sales during 2003. The increase in cost of goods sold included an increase in both materials and direct manufacturing expense, due largely to an increase in the cost of vinyl resins and aluminum, as well as higher insurance and labor costs.

Components:

      Net Sales. Net sales increased by $19,465 from $81,451 in 2002 to $100,916 in 2003, or approximately 23.9%. The increase was primarily the result of the 2003 acquisitions of Aluminum Screen and Miniature Die Casting, which provided combined sales of $8,686, and the 2003 acquisition of Danvid, which provided additional sales of $3,359 to our aluminum and vinyl extrusion operations. In addition, sales at our aluminum extrusion operation, excluding amounts sold to Danvid, increased $7,426, or 9.8%, over 2002 due to increased volume with new and existing customers.

      Income from Operations. Income from operations increased $4,574 from $3,307, or 4.1% of net sales during 2002 to $7,880, or 7.8% of net sales during 2003. The increase was largely due to the acquisitions of Aluminum Screen and Miniature Die Casting, which provided combined income from operations of $1,331, and an increase in income from operations at our aluminum extrusion operation of $3,035. The increase at our aluminum extrusion operation was due to a 13.7% increase in sales. The increase in income from operations as a percentage of net sales is largely due to increased operating leverage at our aluminum extrusion operation as a result of the increase in sales.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Windows and Doors:

      Net Sales. Net sales increased by $20,329 from $471,255 in 2001 to $491,584 in 2002, or approximately 4.3%. The increase in net sales during 2002 was due to an increase in unit volume at our aluminum and vinyl window operations, offset by a decline in sales to the multi-family market. Net sales at our aluminum window operations increased $18,898, or 11.8% over 2001. This increase was primarily due to increased volume to our home center customers. Net sales at our vinyl window operations increased $7,423, or 2.6% over 2001. The growth rate at our vinyl window operations was hindered by soft sales in certain operations due to general economic slowdowns in their respective markets.

      Income from Operations. Income from operations increased from 10.1% of net sales during 2001 to 11.3% of net sales during 2002. A decrease in cost of goods sold from 68.1% of net sales during 2001 to 66.4% of net sales during 2002 was partially offset by an increase in selling, delivery, general and administrative expenses from 21.8% of net sales during 2001 to 22.3% of net sales during 2002. The decrease in cost of goods sold included a decrease in materials from 41.6% of net sales during 2001 to 40.0% of net sales during 2002, primarily due to our increased purchasing power and the realization of synergies from acquisitions made in prior years. The increase in selling, delivery, general and administrative expenses was due largely to an increase in delivery expense, which increased from 6.1% of net sales during 2001 to 6.6% of net sales during 2002. The increase in delivery expense was primarily related to an increase in the volume of products shipped into the Southern California market, resulting in a longer average distance per truckload.

Components:

      Net Sales. Net sales increased by $6,270 from $75,181 in 2001 to $81,451 in 2003, or 8.3%. The increase was primarily the result of an increase at our aluminum extrusion operation of $6,185, or 8.9%, which included a decrease in sales to outside customers of $859 and an increase to internal customers of $7,044. The increase in sales to internal customers was due largely to the 11.8% increase in sales at our aluminum window operations as a result of increased home center business.

      Income from Operations. Income from operations decreased $125 from $3,432, or 4.6% of net sales during 2001 to $3,307, or 4.1% of net sales during 2002. The decrease was made up of a decrease in income from operations at our aluminum extrusion operation of $240, partially offset by an increase at our vinyl extrusion operation of $115. The decrease at our aluminum extrusion operation, despite an 8.9% increase in sales, was due to the fact that the majority of the sales increase was the result of overall increases in the price of aluminum. Due to the nature of how the product is priced to the customer, an increase in the price of aluminum results in an increase in sales and material costs, but does not result in higher income from operations. In fact, an increase in the price of aluminum, alone, will typically result in a lower income from operations as a percentage of net sales.

Liquidity and Capital Resources

      Cash generated from operations, availability under our revolving credit facility and availability under our accounts receivable securitization facility are our principal sources of liquidity. During 2003, cash was primarily used for capital expenditures, debt payments and the 2003 acquisitions. Net cash provided by operating activities was $33,248 during 2003 compared to $27,089 during 2002. The increase was primarily due to increases in the sale of accounts receivable, partially offset by increases in working capital. Cash flows used in investing activities increased from $15,335 during 2002 to $95,044 during 2003. The increase was primarily due to an increase in capital expenditures and the 2003 acquisitions. Cash provided by financing activities increased $80,248 from net cash used in financing activities of $11,870 during 2002. The increase was primarily due to the Transactions, including the refinancing which were partially offset by a net distribution to Atrium Corporation related to the merger.

Long-Term Debt:

      Long-term debt consists of borrowings under our credit facility, the senior subordinated notes and capital lease obligations. Our new credit facility term loan requires quarterly principal and interest payments. The senior subordinated notes require semi-annual interest payments only and are due in May 2009. The capital leases require monthly principal and interest payments. Our credit facility has an “excess cash flows” provision mandating additional principal payments if certain cash flows targets are met during the year.

      Our new credit facility and senior subordinated notes require us to comply with certain covenants which, among other things, include limitations on indebtedness, liens and further negative pledges, investments, contingent obligations, dividends, redemptions and repurchases of equity interests, mergers, acquisitions and asset sales, capital expenditures, sale-leaseback transactions, transactions with affiliates, dividend and other payment restrictions affecting subsidiaries, changes in business conducted, amendment of documents relating to other indebtedness and other material documents, creation of subsidiaries, designation of Designated Senior Indebtedness in respect of the senior subordinated notes, and prepayment or repurchase of other indebtedness. Our credit agreement requires us to meet certain quarterly financial tests pertaining to total leverage, interest coverage, fixed charge coverage and capital expenditures. As of December 31, 2003, we were in compliance with all related covenants and expect to maintain compliance in 2004.

      Our new credit facility and senior subordinated notes contain customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

      We have various letters of credit outstanding primarily related to certain insurance policies and facility lease deposits.

Off-Balance Sheet Arrangements

Accounts Receivable Securitization Facility:

      In connection with our accounts receivable securitization facility executed in 2001, we formed a special purpose funding subsidiary to facilitate the sale of pools of trade receivables. The special purpose entity is consolidated with us. As a result of the agreement, receivables sold to the securitization company are not reflected in our consolidated balance sheet. The securitization company is free to pledge or exchange its interest. Any receivables not sold to the securitization company constitute the retained interest in the receivables portfolio of the special purpose entity. Due to the short-term nature of the underlying receivables, the net carrying amount of our retained interest in transferred accounts receivables as of December 31, 2003 approximates fair value and is classified as a current asset in our balance sheet. All of the revenues, expenses and cash flows associated with our accounts receivable securitization facility have been incorporated into our financial statements.

      At December 31, 2003, we did not have any other relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Operating Leases:

      We have various outstanding operating leases for office and manufacturing space, automobiles and machinery and equipment. We finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheet. As of December 31, 2003, future minimum lease payments under these arrangements was approximately $108,061.

Other Capital Resources

      In connection with the merger, we entered into a new credit facility providing for a revolving credit facility in the amount of $50,000, which includes a $20,000 sublimit for the issuance of letters of credit and a $10,000 sublimit for swing line loans. The revolving credit facility has a maturity date of December 10, 2008. Additionally, we have an accounts receivable securitization facility of $50,000, which can make additional funds available to us depending on our accounts receivable levels. On December 10, 2003, in connection with the merger, we renewed the accounts receivable securitization facility for a period of five years.

      We had $41,299 of availability under the new revolving credit facility, net of outstanding letters of credit totaling $8,701 as of December 31, 2003 and March 29, 2004. At December 31, 2003, we had $10,200 of availability under the accounts receivable securitization facility and an additional $8,800 currently unavailable due to borrowing base limitation, net of securitizations of $31,000. At March 29, 2004, we had $5,300 available under the accounts receivable securitization facility and an additional $9,700 currently unavailable due to borrowing base limitations, net of securitizations of $35,000.

Contractual Obligations

      The following table summarizes our contractual obligations at December 31, 2003, and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(dollars in thousands)
CONTRACTUAL OBLIGATIONS:
Long-term debt	$405,058	$1,822	$3,636	$174,600	$225,000
Capital lease obligations	8,478	1,480	3,408	3,590	—
Non-cancellable operating lease obligations	108,061	13,844	22,548	13,328	58,341
Aluminum purchase commitments	3,796	3,796	—	—	—
Zinc purchase commitments	529	529	—	—	—
Letters of credit	8,701	8,701	—	—	—

Total contractual cash obligations	$534,623	$30,172	$29,592	$191,518	$283,341

Capital Expenditures

      We had net cash capital expenditures of $18,945 during 2003, compared to $11,157 and $7,984 during 2002. Capital expenditures during 2003 were largely a result of our continued efforts to increase efficiency through automation at our various manufacturing facilities. We expect capital expenditures (exclusive of acquisitions) in 2004 to be approximately $20,000 and to be primarily used for machinery and equipment to increase automation and establish new products lines, however, actual capital requirements may change based on management and strategic decisions.

      Moreover, our ability to meet debt service and capital expenditure requirements is dependent upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control.

Inflation, Trends and General Considerations

      From 2001 to 2003, inflation has been relatively low and we believe that inflation has not had a material affect on our results of operations. We have evaluated and expect to continue to evaluate possible acquisitions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to acquisition candidates. Our performance is dependent to a significant extent upon the levels of new residential construction, residential repair and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In the near term, we expect to operate in an environment of relatively stable levels of construction and remodeling activity. However, increases in interest rates could have a negative impact on the level of housing construction and remodeling activity. The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Our lower sales levels usually occur during the first and fourth quarters of our fiscal year. Since a high percentage of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of our subsidiaries is greater from late in the first quarter until early in the fourth quarter of our fiscal year.

Recently Issued Accounting Standards

SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections”:

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was adopted by the Company on January 1, 2003. The Company expensed $29, $204 and $837 of deferred financing fees in connection with their excess cash flow payments during the years ended December 31, 2003, 2002 and 2001, respectively (see Note 5). The Company also expensed $3,117 in 2003 related to the refinancing of its previous credit facilities. The loss associated with the debt retirement has been included in interest expense on the Company’s financial statements. The 2002 and 2001 amounts have been reclassified from extraordinary items to interest expense pursuant to SFAS 145.

SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”:

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. The Company adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 has not had a material effect on the Company’s consolidated financial position or results of operations.

SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”:

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting and reporting for derivative contracts, including hedging instruments. The amendments and clarifications under SFAS 149 generally serve to codify the conclusions reached by the Derivative Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS 149 became effective prospectively for derivative contracts entered into or modified by the Company after September 30, 2003. Adoption of SFAS 149 has not had a material effect on the Company’s consolidated financial position or results of operations.

SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”:

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 broadens the definition of financial instruments and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also requires that an issuer classify a financial instrument that is within its scope as an asset or as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 has not had a material effect on the Company’s consolidated financial position or results of operations.

FIN No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others”:

      During November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in the pronouncement. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. Adoption of FIN 45 has not had a material effect on the Company’s consolidated financial position or results of operations.

FIN No. 46 — “Consolidation of Variable Interest Entities”:

      During January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is effective for variable interest entities created after January 31, 2003 and is required to be adopted for variable interest entities that existed prior to February 1, 2003 by December 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities and is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Adoption of FIN 46 has not had a material effect on the Company’s consolidated financial position or results of operations.

FIN No. 46R — “Consolidation of Variable Interest Entities”:

      During December 2003, the FASB issued a revision to FIN 46, FIN No. 46R (“FIN 46R”), to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of variable interest entities other that SPE’s is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46R has not had a material effect on the Company’s consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risks related to changes in interest rates and commodity pricing. We use derivative financial instruments on a limited basis to hedge economic exposures. We do not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

Interest Rate Risk

      We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance any future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates. We manage our borrowing exposure to changes in interest rates by utilizing a combination of fixed and variable rate debt instruments. In the past, we have hedged our exposure on a portion of our variable rate debt by entering an interest rate swap agreement to lock in a fixed rate. At December 31, 2003, approximately 55% of the carrying values of our long-term debt were at fixed interest rates.

      The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rate. The interest rates are weighted between the various loans based on debt outstanding and are estimated based on implied forward rates using a yield curve at December 31, 2003.

	Expected Maturities

	2004	2005	2006	2007	2008	Total	Fair Value

	(dollars in thousands)
Liabilities
Variable-rate debt	$3,129	$3,313	$3,382	$3,297	$174,721	$187,842	$187,842
Average interest rate	4.32%	5.56%	6.45%	7.11%	7.61%	—	—

Commodity Pricing Risk

      We are subject to significant market risk with respect to the pricing of our principal raw materials, which include, among others, PVC resins and compounds, glass, zinc and aluminum. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases onto our customers and, as a result, gross margins could decline significantly. We manage some of our exposure to commodity pricing risk through purchasing aluminum and/or zinc forward commitments. The following is information related to aluminum and zinc forward commitments at December 31, 2003:

Forward commitments, expected to mature during 2004

Aluminum:
Contract volumes:
Fixed prices	5,000,000 pounds
Floating prices	65,465,000 pounds
Contract amount	$3,796
Fair value	$4,184
Zinc:
Contract volumes:
Fixed prices	1,080,000 pounds
Contract amount	$529
Fair value	$614

      Based on historical information, we would expect to purchase approximately 90,000,000 pounds of aluminum and 1,200,000 pounds of zinc in 2004.

Item 8.	Financial Statements and Supplementary Data

      The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out as of December 31, 2003. This evaluation was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

      There have been no significant changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth information with respect to our directors, executive officers and other key personnel. Executive officers are generally appointed annually by the board of directors to serve, subject to the discretion of the board of directors, until their successors are appointed.

Name	Age	Position

Jeff L. Hull	38	Chairman, President and Chief Executive Officer
Eric W. Long	35	Executive Vice President and Chief Financial Officer
Robert E. Burns	38	Executive Vice President and Co-Chief Operating Officer
C. Douglas Cross	48	Executive Vice President and Co-Chief Operating Officer
Philip J. Ragona	42	Senior Vice President, General Counsel and Secretary
D.D. “Gus” Agostinelli	58	Senior Vice President of Human Resources
Jeffrey L. Kenner	60	Director
Larry T. Solari	61	Director
Mark L. Deutsch	44	Director
Justin S. Maccarone	44	Director
Nathan C. Thorne	50	Director
Charles W. Schmid	61	Director

      Jeff L. Hull has served as Chief Executive Officer of Atrium Corporation and Atrium Companies, Inc. since 2000 and President and Director of Atrium Corporation and Atrium Companies, Inc. since 1999. Mr. Hull has been Chairman since December 2003. Prior to 2000, Mr. Hull was the Chief Financial Officer of Atrium Corporation and Atrium Companies, Inc. from 1996. Mr. Hull also served as Executive Vice President of Atrium Corporation and Atrium Companies, Inc. from 1998 to 1999, Secretary of Atrium Corporation from 1998 to 2000, Secretary of Atrium Companies, Inc. from 1996 to 2000 and Treasurer of Atrium Corporation from 1998 to 2000 and of Atrium Companies, Inc. from 1996 to 2000. Prior to joining us, Mr. Hull was with AmVestors Financial Corporation (NYSE: AMV) and the accounting/consulting firm of Deloitte & Touche L.L.P. Mr. Hull is a director of Shelter Building Products, Inc. Mr. Hull is also a certified public accountant.

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

      Robert E. Burns has served as Executive Vice President and Co-Chief Operating Officer of Atrium Corporation and Atrium Companies, Inc. since December 2001 and Chief Operating Officer of Aluminum Operations of Atrium Companies, Inc. since December 2000. Mr. Burns joined Atrium Companies, Inc. in January 2000 as Senior Vice President of Operations in which capacity he served until December 2000. Prior to that, Mr. Burns was Vice President of Operations of Baldwin Hardware, a division of Masco Corp. (NYSE: MAS), from March 1996. Prior to joining Masco Corp., Mr. Burns was a management consultant with Universal Scheduling Company.

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

      Philip J. Ragona has served as Senior Vice President, General Counsel and Secretary of Atrium Corporation and Atrium Companies, Inc. since September 2002. Prior to joining us, Mr. Ragona was an associate with the law firm of Paul, Hastings, Janofsky & Walker LLP from 1995 to 2002, and with the law firm of Cahill Gordon & Reindel from 1992 to 1995. Mr. Ragona is a member of the New York State Bar Association and the Dallas Bar Association.

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

      Jeffrey L. Kenner has served as a Director of Atrium Corporation and Atrium Companies since December 2003. Mr. Kenner is President of Kenner & Company, Inc., a private equity investment firm, which he founded in 1986. Prior to founding Kenner & Company, Mr. Kenner was the President of the leveraged buyout and venture capital affiliate of another investment firm. Mr. Kenner has extensive experience in making equity investments in a wide range of businesses and is an active member of the Board of Directors of all Kenner & Company portfolio companies. Prior to his involvement in the investment business, Mr. Kenner spent 12 years as a management consultant with Price Waterhouse & Co.

      Larry T. Solari has served as a Director of Atrium Corporation and Atrium Companies since December 2003. Mr. Solari is an operating partner with Kenner & Company, Inc., and also a consultant to Masco Corporation. Mr. Solari is the past Chairman, Chief Executive Officer, and founder of BSI Holdings, Inc., the largest supplier of builder services in North America. BSI was sold to Masco (NYSE: MAS) in 2001. Prior to starting BSI, Mr. Solari was Chairman and Chief Executive Officer of Sequentia Incorporated (a past Kenner & Company portfolio company), a manufacturer and marketer of panel products for the building material industry, and President of the Construction Products Group of Owens Corning, serving the contracting and global building material retail markets. Mr. Solari is a Director of Beazer Homes, USA; past Director and Vice Chairman of Therma-Tru Corporation, a leading manufacturer of exterior fiberglass doors and a past Kenner portfolio company; Director of Pacific Coast Building Products; Director of Aneco Electrical Construction; Director of Performance Contracting Group; and Director of Trustile Doors, Inc.

      Mark L. Deutsch has served as a Director of Atrium Corporation and Atrium Companies since December 2003. Mr. Deutsch is Managing Partner at Kenner & Company, Inc., which he joined in 1994. From 1991 to 1993, Mr. Deutsch was a Principal at Fieldstone Private Capital Group, L.P., an investment banking firm where he was primarily responsible for developing and maintaining relationships with leveraged buyout firms and other financial institutions. From 1986 to 1991, Mr. Deutsch was a Vice President at BT Securities Corporation, a wholly owned subsidiary of Bankers Trust (now Deutsche Bank), where he was responsible for equity investments made by Bankers Trust as a principal. Previously, Mr. Deutsch was an accountant for KPMG Peat Marwick. Mr. Deutsch is a current or past director of Therma-Tru Corporation, BSI Holdings, Aneco Electrical Construction and Sequentia Incorporated. Mr. Deutsch is a certified public accountant.

      Justin S. Maccarone has served as a Director of Atrium Corporation and Atrium Companies since December 2003. Mr. Maccarone is a Partner at UBS Capital Americas LLC, a private equity business affiliated with UBS AG. Since joining UBS Capital in 1993, Mr. Maccarone has overseen and participated in private equity transactions across a wide variety of industries including building products, distribution and logistics, automotive parts and business services. He currently serves on the Board of Directors of Communications Supply Corporation and Trussway Holdings, Inc. His previous Board experience includes Behr Process Corporation, Trident Holdings, Inc. and Astor Corporation. Prior to joining UBS Capital Americas LLC, Mr. Maccarone worked at GE Capital Corporation, specializing in merchant banking and leveraged finance, and in the leveraged finance group at HSBC/ Marine Midland Bank.

      Nathan C. Thorne has served as a Director of Atrium Corporation and Atrium Companies since December 2003. Mr. Thorne is a Managing Director of Merrill Lynch & Co., Inc. and since 2002 has served as the President of the Global Private Equity Division of Merrill Lynch. Mr. Thorne was a Managing Director in the private equity division of Merrill Lynch from 1994 to 2002.

      Charles W. Schmid has been Chairman and Chief Executive Officer of TruStile Doors, a custom door manufacturing company, since 2003, and has been a Partner at CSG Partners since 2001. Prior to that, Mr. Schmid was Executive Vice President and a member of the board of directors of Andersen Windows, Inc. from 1997 to 2001. He has also served as Executive Vice President of Jostens, President and Chief Operating Officer of Carlson Companies Marketing and Travel Groups, Senior Vice President of Marketing and Sales of Miller Brewing Company, and Executive Vice President of the Seven-Up Company.

Audit Committee

      Our audit committee consists of Jeffrey L. Kenner (Chairman), Charles W. Schmid and Justin S. Maccarone. The Company’s Board of Directors has determined that each of Messrs. Kenner, Schmid and Maccarone are “audit committee financial experts” as such term is defined in Item 401(h) of Regulation S-K and that none of Messrs. Kenner, Schmid and Maccarone are “independent” as that term is used in Item 401(h) of Regulation S-K. However, none of the members of our Audit Committee are members of management and we believe that our audit committee has the ability to perform its duties and functions independently of management.

      Among other functions, our audit committee monitors:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the public auditor’s qualifications and independence; and

•	the performance of our public auditors.

      In addition, our audit committee has the sole authority to appoint or replace the public auditors, and must pre-approve all audit engagement fees and terms.

Compensation Committee

      Our compensation committee consists of Larry T. Solari (Chairman), Jeffery L. Kenner, Justin S. Maccarone and Nathan C. Thorne. The compensation committee makes recommendations to our board of directors regarding the following matters:

•	annual EBITDA and bonus performance standards and thresholds for our executive officers and members of our senior management;

•	any amendment, modification or renewal of an employment agreement between the Company and an executive officer; and

•	the administration of our stock option plans and defined contribution plans.

Non-Employee Director Compensation

      Each of our non-employee directors receives annual cash compensation of $25,000. All directors are reimbursed for any expenses incurred in attending meetings. A director who is also an employee of Atrium does not receive any additional compensation for serving as a director.

Code of Ethics

      We have adopted a written code of ethics for our senior financial officers designed to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure of financial information in our periodic reports to the SEC, and compliance with all applicable laws, rules, and regulations. This code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Controller, and each of the Chief Financial Officer’s and Controller’s direct reports. A copy of our code of ethics may be obtained upon request from our Chief Financial Officer.

Item 11.	Executive Compensation

Executive Compensation and Other Information

      The following table provides certain summary information for each of the years ended December 31, 2003, 2002 and 2001, concerning compensation paid to or accrued by us for or on behalf of our Chief Executive Officer and the four other most highly compensated persons whose individual combined salary and bonus exceeded $100,000 during such period:

Annual Compensation

					Long-Term
					Compensation
				Other Annual	Securities	All Other
				Compensation	Underlying	Compensation
Name and Principal Position	Year	Salary($)	Bonus ($)(1)	($)(2)	Options (#)(3)	($)(5)

Jeff L. Hull	2003	425,000	5,682,500	90,560	7,750	10,521
Chairman, President and Chief	2002	325,000	330,000	—	—	—
Executive Officer	2001	300,000	275,625	—	—	—
Eric W. Long	2003	192,500	427,192	—	1,375	—
Executive Vice President and	2002	185,000	88,000	—	150	—
Chief Financial Officer	2001	175,000	59,063	—	—	—
Robert E. Burns	2003	232,500	417,994	—	1,375	2,252
Executive Vice President and	2002	225,000	115,625	—	100	—
Co-Chief Operating Officer	2001	200,000	78,750	—	—	—
C. Douglas Cross	2003	232,500	248,392	—	1,010	—
Executive Vice President and	2002	225,000	106,250	—	50	—
Co-Chief Operating Officer	2001	200,000	78,750	—	—	—
Philip J. Ragona(4)	2003	187,500	165,000	—	300	—
Senior Vice President and	2002	46,250	25,000	—	300	—
General Counsel	2001	—	—	—	—	—

(1)	Amount includes bonuses paid in connection with the December 2003 transaction. See Certain Transactions — Management Closing Bonuses.

(2)	Perquisites related to insurance and benefit plans, automobile and expense allowances are excluded since the aggregated amounts are the lesser of $50,000 or 10% of the total annual salary; except for Mr. Hull in 2003, who received $3,727 in medical insurance premiums, $3,723 in disability insurance premiums, $15,010 in life insurance premiums, $30,600 in automobile allowance, $35,000 of professional fees reimbursement and $2,500 in a 401K matching contribution.

(3)	All share amounts are for options or warrants of Atrium Corporation.

(4)	Amounts paid to Mr. Ragona in fiscal 2002 represent compensation for less than a full year’s service, as he joined the Company in September 2002. No compensation was paid to Mr. Ragona in 2001.

(5)	Amounts represent window products provided to each officer free of charge. These amounts are included in the respective officers’ taxable wages.

Note:	Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to the named officers to $1 million per officer in any one year. Additionally, Internal Revenue Code Sections 4999 and 280(g) may impose an excise tax of 20% for certain “parachute” payments. Prior to the merger our stockholders approved the lump-sum payments to Mr. Hull and Mr. Ellison (see Certain Transactions — Consulting Agreement) and we believe all payments are deductible for federal income tax purposes.

Option Grants During 2003

      The following table sets forth option grants to the named executive officers during the year ended December 31, 2003.

Individual Grants

	Number of	% of Total			Potential Realizable Value
	Securities	Options			at Assumed Annual Rates of
	Underlying	Granted to			Stock Price Appreciation for
	Options	Employees	Exercise or		Option Term(4)
	Granted	in Fiscal	Base Price	Expiration
Name	(#)(1)(2)	Year	($/SH)	Date(3)	5% ($)	10% ($)

Jeff L. Hull	4,000	22.7%	0.01	12/10/13	6,515,539	10,374,930
	3,750	21.3%	1,000.00	12/10/13	2,358,355	5,976,534

	7,750	44.0%			8,873,894	16,351,464

Eric W. Long	125	0.7%	0.01	12/10/13	203,611	324,217
	1,250	7.1%	1,000.00	12/10/13	786,118	1,992,178

	1,375	7.8%			989,729	2,316,395

Robert E. Burns	125	0.7%	0.01	12/10/13	203,611	324,217
	1,250	7.1%	1,000.00	12/10/13	786,118	1,992,178

	1,375	7.8%			989,729	2,316,395

C. Douglas Cross	135	0.8%	0.01	12/10/13	219,899	350,154
	875	5.0%	1,000.00	12/10/13	550,283	1,394,525

	1,010	5.8%			770,182	1,744,679

Philip J. Ragona	300	1.4%	1,000.00	12/10/13	188,668	478,123

(1)	Includes warrants issued to Mr. Hull. See Certain Transactions — Hull Warrants.

(2)	All warrants and options are for the common stock of Atrium Corporation.

(3)	Options with a strike price of $.01 vest ratably on a monthly basis over 3 years or upon a change of control, except for 4,000 shares of Mr. Hull’s, which were fully vested February 1, 2004. Options with a strike price of $1,000.00 vest ratably on a monthly basis over 5 years or upon a change of control.

(4)	The assumed rates are compounded annually for the full terms of the options. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission. The actual value, if any, that an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

Aggregated Option Exercises and Fiscal-Year-End Option Values

      The following table sets forth option exercises by the named executive officers and value of in-the-money unexercised options held at December 31, 2003.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
	Shares		Options at FY-End (#)		Money Options at FY-End ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable(1)	Unexercisable(1)

Jeff L. Hull	500	50,000	—	7,750	—	3,999,960
Eric W. Long	170	126,575	—	1,375	—	124,998
Robert E. Burns	200	125,000	—	1,375	—	124,998
C. Douglas Cross	550	134,750	—	1,010	—	134,998
Philip J. Ragona	—	—	—	300	—	—

(1)	Calculated by multiplying the relevant number of unexercised options by the difference between the stock price for the Company’s common stock on December 31, 2003 of $1,000.00 per share and the exercise price of the options.

2003 Stock Option Plan

      See “Equity Compensation Plans — 2003 Stock Option Plan” on page 16 if this report for a description of the 2003 Stock Option Plan.

Replacement Stock Option Plan

      See “Equity Compensation Plans — Replacement Stock Option Plan” on page 17 of this report for a description of the Replacement Stock Option Plan.

Bonus Plan

      We maintain a bonus plan providing for annual cash bonus awards to certain key employees. Bonus amounts are based on us meeting certain performance goals established by our board of directors.

Other Benefit Programs

      Our executive officers also participate in other employee benefit programs including health insurance, disability insurance, group life insurance, and a 401(k) plan on the same basis as our other employees.

Employment Agreements

Mr. Hull

      Mr. Hull has entered into an employment agreement with us pursuant to which he serves as Chairman, Chief Executive Officer and President of the Company and Atrium Corporation. The term of the employment agreement commenced on December 10, 2003 and terminates on December 31, 2006. The term is renewable for a series of three-year terms as mutually agreed to at least 30 days prior to the end of the then current term. Under the terms of Mr. Hull’s employment agreement, he is entitled to receive an annual base salary of: $475,000 during the period beginning on January 1, 2004 and ending on December 31, 2004; $525,000 during the period beginning on January 1, 2005 and ending on December 31, 2005 and $600,000 during the period beginning on January 1, 2006 and ending on December 31, 2006. Mr. Hull’s salary is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Hull may receive an annual target bonus equal to $450,000, $500,000 and $600,000 for the same respective periods; 50% of which is payable contingent on achievement of our EBITDA plan and 50% of which is payable contingent on achievement of certain other performance targets set by the board of directors. The annual target bonus is subject to increase at the discretion of the board of directors.

      The agreement also provides that we will make certain additional payments to Mr. Hull in the event:

•	Mr. Hull is terminated by us without cause;

•	Mr. Hull’s employment is terminated in connection with a change of control;

•	Mr. Hull terminates his employment for good reason; or

•	Mr. Hull remains employed by us on the 12-month anniversary of a change of control. Mr. Hull will be eligible for a retention bonus of $475,000 on December 10, 2004, if he is still employed by us on that date.

      Pursuant to the agreement, Mr. Hull has agreed not to compete with our subsidiaries and us during his employment with us and for certain specified periods thereafter, depending on the reason for his termination of employment.

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

      The agreement also provides that we will make certain payments to Mr. Long in the event:

•	Mr. Long is terminated by us without cause;

•	of a change of control;

•	Mr. Long terminates his employment for good reason; or

•	Mr. Long remains employed by us on the 12-month anniversary of a change of control. Mr. Long will be eligible for a retention bonus of $200,000 on December 10, 2004, if he is still employed by us on that date.

      Pursuant to the agreement, Mr. Long agreed not to compete with our subsidiaries and us for certain specified periods.

Mr. Burns

      Mr. Burns entered into an employment and non-competition agreement with us pursuant to which he serves as our Co-Chief Operating Officer. Mr. Burn’s employment agreement has a three-year term, which commenced January 1, 2003. The term is renewable for a series of three-year terms as mutually agreed to at least 30 days prior to the end of the then current term. Under the terms of Mr. Burns’ employment agreement, he is entitled to receive an annual base salary, as follows: during the period beginning on January 1, 2003 and ending on December 31, 2003, $232,500, during the period beginning on January 1, 2004 and ending on December 31, 2004, $240,000, and during the period beginning on January 1, 2005 and ending on December 31, 2005, $250,000. Mr. Burns’ salary is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Burns may receive an annual target bonus equal to $132,500, $140,000 and $150,000 for the same respective periods, of which 50% will be payable contingent on achievement of our EBITDA plan and 50% will be payable contingent on achievement of certain other performance targets set by the board of directors. The annual target bonus is subject to increase at the discretion of the board of directors.

      The agreement also provides that we will make certain payments to Mr. Burns in the event:

•	Mr. Burns is terminated by us without cause;

•	of a change of control; or

•	Mr. Burns terminates his employment for good reason.

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

      The agreement also provides that we will make certain payments to Mr. Cross in the event:

•	Mr. Cross is terminated by us without cause;

•	of a change of control; or

•	Mr. Cross terminates his employment for good reason.

      Pursuant to the agreement, Mr. Cross agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Ragona

      Mr. Ragona has entered into an employment and non-competition agreement with us pursuant to which he serves as our Senior Vice President and General Counsel. Mr. Ragona’s employment agreement has a three-year term, which commenced September 30, 2002. The term is renewable for a series of three-year terms as mutually agreed to at least 30 days prior to the end of the then current term. Under the terms of Mr. Ragona’s employment agreement, he is entitled to receive an annual base salary of $187,500, as adjusted. Mr. Ragona’s salary is subject to increase at the discretion of the board of directors. The agreement also provides that Mr. Ragona may receive an annual target bonus equal to $100,000 for each annual period, of which 75% will be payable contingent on achievement of our EBITDA plan and 25% will be payable contingent on achievement of certain other performance targets set by the board of directors. The annual target bonus is subject to increase at the discretion of the board of directors.

      The agreement also provides that we will make certain payments to Mr. Ragona in the event:

•	Mr. Ragona is terminated by us without cause;

•	of a change of control; or

•	Mr. Ragona’s terminates his employment for good reason.

      Pursuant to the agreement, Mr. Ragona agreed not to compete with our subsidiaries and us for certain specified periods.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      We are a wholly-owned subsidiary of Atrium Corporation. The following table sets forth certain information regarding the beneficial ownership of Atrium Corporation common stock as of March 30, 2004, by each person who beneficially owns more than 5% of the outstanding common stock of and by the directors and certain executive officers of Atrium Corporation. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock of Atrium Corporation.

	Number of Shares	Percentage of
Name of Beneficial Owner	Beneficially Owned(1)	Shares Outstanding

5% Stockholders:
ATR Acquisition, LLC	251,453	93.9
c/o Kenner & Company, Inc.
437 Madison Avenue, 36th Floor
New York, NY 10022
ML IBK Positions, Inc.(2)	10,646	3.9
Global Private Equity Group
4 World Financial Center, 23rd Floor
New York, NY 10019-5820
Executive Officers and Directors:(3)
Jeff L. Hull(4)	4,313	1.6
Eric W. Long(4)	121	*
Robert E. Burns(4)	121	*
C. Douglas Cross(4)	207	*
Philip J. Ragona(4)	50	*
D.D. “Gus” Agostinelli(4)	62	*
Jeffrey L. Kenner(5)	251,453	93.9
Larry T. Solari	—	*
Mark L. Deutsch	—	*
Justin S. Maccarone(6)	251,453	93.9
Nathan C. Thorne(7)	262,100	97.8
Charles W. Schmid	—	*
All directors and executives officers as a group (12 persons)	266,974	99.6

      We are a wholly-owned subsidiary of Atrium Corporation. The following table sets forth certain information regarding the beneficial ownership of Atrium Corporation common stock as of March 30, 2004, by each person who beneficially owns more than 5% of the outstanding common stock of and by the directors and certain executive officers of Atrium Corporation. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock of Atrium Corporation.

      The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or direct the disposition of such security. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

*     Less than 1%.

(1)	Includes all securities that such person has the right to acquire beneficial ownership of within 60 days of March 30, 2004.

(2)	ML IBK Positions, Inc. is included as a “5% stockholder” because, in addition to its 3.9% direct ownership, it also owns 18.6% of the interests in ATR Acquisition, LLC, Atrium Corporation’s majority stockholder.

(3)	The business address for these individuals is 3890 West Northwest Highway, Suite 500, Dallas, Texas 75220.

(4)	Includes 313, 121, 121, 92, 25 and 12 shares of common stock issuable upon exercise of warrants or options granted to Messrs. Hull, Long, Burns, Cross, Ragona and Agostinelli, respectively.

(5)	Represents 251,654 shares owned by ATR Acquisition, LLC. KAT Holdings, L.P. and KAT Group, L.P. respectively own approximately 46.1% and 0.5% of the interests in ATR Acquisition, LLC. Mr. Kenner is President of JLK Operations, Inc. which is the general partner of KAT Group, L.P. which is the general partner of KAT Holdings, L.P. Mr. Kenner is partner in KAT Group, L.P. Voting and dispositive power with respect to the shares of Atrium Corporation’s common stock held by ATR Acquisition, LLC is collectively shared by KAT Holdings, L.P., KAT Group, L.P., ML IBK Positions, Inc., Merrill Lynch Ventures L.P. 2001 and UBS Capital Americas II, LLC. Mr. Kenner disclaims beneficial ownership of any of the shares owned by ATR Acquisition, LLC.

(6)	Represents 251,654 shares owned by ATR Acquisition, LLC. Mr. Maccarone is a Partner of UBS Capital Americas LLC, the advisor to UBS Capital Americas II, LLC, which owns approximately 28.6% of the interests in ATR Acquisition, LLC. Voting and dispositive power with respect to the shares of Atrium Corporation’s common stock held by ATR Acquisition, LLC is collectively shared by KAT Holdings, L.P., KAT Group, L.P., ML IBK Positions, Inc., Merrill Lynch Ventures L.P. 2001 and UBS Capital Americas II, LLC. Mr. Maccarone disclaims beneficial ownership of any of the shares owned by ATR Acquisition, LLC.

(7)	Represents 251,654 shares owned by ATR Acquisition, LLC and 10,446 shares owned by ML IBK Positions, Inc. ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001 respectively own approximately 18.6% and 6.2% of the interests in ATR Acquisition, LLC. Mr. Thorne is the President of ML IBK Positions, Inc. and Merrill Lynch Ventures, LLC which is the general partner of Merrill Lynch Ventures L.P. 2001. Voting and dispositive power with respect to the shares of Atrium Corporation’s common stock held by ATR Acquisition, LLC is collectively shared by KAT Holdings, L.P., KAT Group, L.P., ML IBK Positions, Inc., Merrill Lynch Ventures L.P. 2001 and UBS Capital Americas II, LLC. Mr. Thorne disclaims beneficial ownership of any of the shares owned by ATR Acquisition, LLC and/or ML IBK Positions, Inc.

Item 13.	Certain Relationships and Related Transactions

The Stockholders Agreement

      Atrium Corporation is party to a stockholders agreement with ATR Acquisition, LLC and ML IBK Positions, Inc. Pursuant to the stockholders agreement, Mr. Hull has been designated Chairman of our board of directors and of the board of directors of Atrium Corporation in accordance with his employment agreement. Each of the other members of our board of directors and the board of directors of Atrium Corporation have been designated by ATR Acquisition, LLC. For more information about the composition of our board of directors see “Certain Relationships and Related Party Transactions — Limited Liability Company Agreement.”

      The stockholders agreement contains customary terms, including terms regarding transfer restrictions, rights of first offer, tag-along rights, drag-along rights, preemptive rights with respect to our capital stock and veto rights with respect to certain corporate actions including but not limited to:

•	a supermajority consent of the members of ATR Acquisition, LLC to approve any sale, merger, or other corporate reorganization or restructuring or transfer of control involving the Company;

•	unanimous consent of the members of ATR Acquisition, LLC to amend the stockholders agreement, the Company’s certificate of incorporation, by-laws or other organizational documents; and

•	unanimous consent of the members of ATR Acquisition, LLC to alter the maximum number of directors comprising the Company’s board of directors.

Management Agreement

      We are party to a management agreement with JLK Operations, Inc., an affiliate of Kenner & Company, Inc., for management and financial advisory services and oversight to be provided to us and our subsidiaries. Pursuant to the management agreement, we have agreed to pay to JLK Operations, Inc. an annual advisory fee of $250,000 plus expenses, payable on a quarterly basis in advance. Payment of the annual fee under the management agreement is subject to the terms of our credit and financing arrangements.

      Atrium Corporation paid Kenner & Company, Inc. and/or its affiliates a one-time transaction fee of $8.0 million upon consummation of the merger.

      In addition, Atrium Corporation paid a transaction fee of $1.0 million to UBS Capital Americas, LLC and Merrill Lynch Global Partners, Inc. in connection with and upon the consummation of the merger.

Limited Liability Company Agreement

      ATR Acquisition, LLC has entered into a limited liability company agreement with KAT Holdings, L.P., UBS Capital Americas II, LLC, ML IBK Positions, Inc. and certain other entities. Pursuant to the limited liability company agreement, ATR Acquisition, LLC agreed to exercise its rights under the Atrium Corporation stockholders agreement to elect to our board of directors and the board of directors of Atrium Corporation. Two members are designated by KAT Holdings, L.P., one member is designated by UBS Capital Americas II, LLC and one member is designated by ML IBK Positions, Inc. In addition, Mr. Hull was designated chairman of our board of directors and of the board of directors of Atrium Corporation and the remaining two members have been initially designated by KAT Holdings, L.P., but each of UBS Capital Americas II, LLC and ML IBK Positions, Inc. are entitled to approve any change thereof. The limited liability company agreement contains affirmative and negative covenants and terms regarding transfer restrictions, rights of first offer, tag-along rights, drag-along rights and preemptive rights and veto rights with respect to certain corporate actions, including but not limited to:

•	a supermajority consent of the members of ATR Acquisition, LLC to approve any sale, merger, or other corporate reorganization or restructuring or transfer of control involving the Company;

•	unanimous consent of the members of ATR Acquisition, LLC to amend the stockholders agreement, the Company’s certificate of incorporation, by-laws or other organizational documents; and

•	unanimous consent of the members of ATR Acquisition, LLC to alter the maximum number of directors comprising the Company’s board of directors.

Buy-Sell Agreements

      In connection with the merger, Atrium Corporation entered into buy-sell agreements with Messrs. Hull, Long, Burns, Cross, and Ragona, together with certain other members of our management who have been granted options pursuant to the replacement plan and pursuant to the 2003 plan under which Atrium Corporation may, upon a sale of the company, as defined in the buy-sell agreement, or upon the termination of their employment, repurchase from those persons all or any portion of the shares of Atrium Corporation’s common stock acquired or that could be acquired upon exercise of such options, and in Mr. Hull’s case, warrants, or shares of common stock or certain common stock equivalents, as defined in the buy-sell agreements, as otherwise may have been acquired from Atrium Corporation. The purchase price for the shares subject to this repurchase will depend on the circumstances of the repurchase. In the event of a termination of employment by the employer for cause or by the employee without good reason, the purchase price will be the lesser of the purchase price per share, as defined in the buy-sell agreement, and the fair market value per share, as defined in the buy-sell agreement, as of the date of such termination of employment. In the event the termination is for any reason other than cause or without good reason, the purchase price per share will be the greater of the purchase price per share and the fair market value per share. Upon a sale of the company, Atrium Corporation may repurchase the shares for a purchase price per share equal to that received by all other stockholders in connection with a sale of the company.

      In addition, the agreements provide that, in the event that Atrium Corporation does not elect to exercise its repurchase option, the members of our management party thereto have the right to require Atrium Corporation to repurchase, upon a sale of the company or upon any termination of the stockholder’s employment for any reason, or as a result of the employee’s death or disability, the following equity securities held by them:

•	all shares of common stock

•	all vested and unvested options under the Replacement Plan

•	all vested options under the 2003 Plan

•	all vested warrants

      In each case the purchase price will be the purchase price that would have otherwise been payable by Atrium Corporation had it exercised its repurchase rights as described above. All payments of purchase price under the buy-sell agreements by Atrium Corporation are subject to the terms of our credit and financing arrangements. The buy-sell agreements also provide certain “drag-along” rights to Atrium Corporation and certain “tag-along” rights to the stockholder with respect to his or her shares of common stock.

Hull Warrants

      In connection with the merger and entry into his employment agreement, Mr. Hull was granted warrants to purchase 7,750 shares of Atrium Corporation’s common stock. 4,000 of these shares were fully vested on February 1, 2004 and were exercised on February 27, 2004 at an exercise price of $.01 per share. With respect to the remaining 3,750 shares, the warrant vests ratably on a monthly basis over a five-year period and has an exercise price of $1,000 per share. Notwithstanding the foregoing, all of the warrants will immediately vest upon a sale of the Company.

Indemnification Agreements

      In connection with the merger, we entered into or will enter into indemnification agreements with Messrs. Hull, Long, Burns, Cross, Ragona, Kenner, Solari, Deutsch, Maccarone, Thorne and Schmid, pursuant to which we will indemnify them if any of them becomes a party to or other participant in any threatened, pending or completed action, suit or proceeding relating to the fact that such person is or was our director, officer, employee, agent or fiduciary.

Management Closing Bonuses

      In connection with the completion of the merger, we paid closing bonuses to certain members of our management in an aggregate amount equal to $6,236,070, which included payments to Messrs. Hull, Long, Burns, Cross and Ragona of $5,300,000, $326,786, $288,392, $138,392 and $75,000, respectively.

Consulting Agreement

      The Company entered into a consulting, noncompetition and nonsolicitation agreement with John Ellison, the former owner of Ellison. The term of the agreement commenced October 25, 2000, was amended in June 2001 and was terminated in connection with the merger. Under this agreement, Mr. Ellison provided the Company with consulting services with respect to the matters of Ellison, as well as various strategies for expanding the Company’s customer base and increasing its sales. During the term of his agreement, Mr. Ellison was to receive payments in the aggregate amount of $2,600,000 payable in 18 installments of $12,000 each, on the fifteenth and last day of each month and 150 installments of $16,000 on the fifteenth and last day of each month beginning on July 31, 2001 and continuing thereafter to and including October 15, 2007. The Company paid Mr. Ellison $1,226,000 to terminate the agreement on December 10, 2003.

Facility Leases and Other Related Party Transactions

      Our subsidiary, R.G. Darby Company, Inc. is party to a facilities lease agreement with Mr. R.G. Darby, a former stockholder of Darby and the father of Mr. Cliff Darby, President of Darby. Pursuant to the terms of the lease, we pay Mr. R.G. Darby approximately $26,444 per month. The lease term is 10 years. Rent expense paid to Mr. R.G. Darby was approximately $317,300 in 2003. Additionally, we lease property on a month-to-month basis from Mr. Cliff Darby. Amounts paid under this arrangement were $22,000 in 2003.

      Our subsidiary, Thermal Industries, Inc. is party to two facility lease agreements with, among others, Eric and Jeanne Rascoe, the parents of David and Todd Rascoe, President and Vice President, respectively, of Thermal. Pursuant to the terms of the lease, we pay the landlords an aggregate total of approximately $13,000 per month. The term of the lease is four years. Rent expense paid under this lease was approximately $161,900 in 2003.

      Our subsidiary, MD Casting, Inc. is party to a facilities lease agreement with JLT Realty, LTD, an affiliate of Jerry Trickel, an employee of MD Casting and the father of Lyn Trickel, General Manager of MD Casting. Pursuant to the terms of the lease, we pay JLT Realty approximately $4,000 per month. The lease term is 5 years. Rent expense paid to JLT Realty was approximately $44,000 in 2003.

      Our subsidiary, Aluminum Screen Manufacturers, Inc. is party to three facility lease agreements with Aluma Properties, L.P., an affiliate of Donald Rauschuber, General Manager of Aluminum Screen. Pursuant to the terms of the three leases, we pay Aluma Properties an aggregate total of approximately $27,000 per month. The lease terms of each of the three leases are 10 years. Rent expense paid to Aluma Properties under these three leases was approximately $81,000 in 2003.

      Our subsidiary, Superior Engineered Products Corporation is party to three facility lease agreements with Corsair Limited Partnership, an affiliate of David Oddo, President and General Manager of Superior, and is party to an additional facility lease agreement with Paul and Angeline Oddo, former shareholders of Superior and the parents of David Oddo. Pursuant to the terms of the four leases, we pay the landlords an aggregate total of approximately $147,000 per month. The lease terms of each of the four leases are 3 years. As the acquisition occurred on December 31, 2003, there was not any expense recorded on the Company’s financials during 2003.

      Mr. Hull reimbursed us in the amount of $6,600 for personal use of our corporate aircraft in 2003. This amount represented the actual cost of his personal usage.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

      The table below sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for audit, audit-related, tax and other services provided to us in each of the last two fiscal years.

	For the Year
	Ended
	December 31,

	2003	2002

Audit fees	$307	$291
Audit-related fees	240	20
Tax fees	275	277

Total	$822	$588

Audit Fees

      The aggregate fees billed by PricewaterhouseCoopers LLP in each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered for the audit of our annual financial statements included in our Report on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for such fiscal years.

      The 2003 audit fees consist of $172 for our annual audit, $44 for our quarterly reviews, $21 for the quarterly reviews of Atrium Corporation, $35 relating to the merger, $10 relating to the 2003 acquisitions and $25 for the audit of Atrium Funding Corporation. The 2002 audit fees consist of $174 for our annual audit, $42 for our quarterly reviews, $48 for the annual audit and quarterly reviews of Atrium Corporation and $27 for the audit of Atrium Funding Corporation.

Audit-Related Fees

      The aggregate fees billed by PricewaterhouseCoopers LLP in each of the fiscal years ended December 31, 2003 and 2002 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and that are not reported under “Audit Fees” above. For the years ended December 31, 2003 and 2002, these services included audits of employee benefit plans for $17 and $20, respectively. Additionally, in 2003, approximately $223 in fees were paid for services related to registration statements, comfort letters and other related activities.

Tax Fees

      The aggregate fees billed by PricewaterhouseCoopers LLP in each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning were $275 and $277, respectively. For fiscal 2003 and 2002, these services consisted of tax compliance of $161 and $147, respectively, tax planning and tax advice of $114 and $130, respectively, with respect to various federal, state and local tax returns and tax audits.

Pre-Approval Policies and Procedures

      The Audit Committee Charter provides that the Audit Committee of our Board of Directors has the sole authority and responsibility to pre-approve all audit services and permitted non-audit services to be performed for us by our independent accountants and the related fees. The Audit Committee considers each engagement on a case-by-case basis according to certain required criteria, including that (i) the skill set necessary for the engagement should be unique to our independent accountants and (ii) the engagement should not involve work that would result in our independent accountants eventually auditing its own work. The Audit Committee is updated on these outstanding engagements at each of its regular meetings. If we anticipate that the fees for specific engagements may exceed the amount initially approved by the Audit Committee, the Audit Committee will consider proposals to increase the fees for such engagements on a case-by-case basis.

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

      (b) Reports on Form 8-K

      The following reports on Form 8-K were filed by the Registrant during the fourth quarter:

Current Report on Form 8-K filed pursuant to Items 7 and 12 on October 28, 2003 to include, as an exhibit, the press release of Atrium Companies, Inc. dated October 28, 2003 announcing third quarter earnings.

Current Report on Form 8-K filed pursuant to Items 7 and 9 on November 5, 2003 to include, as an exhibit, the transcript for the conference call held by the Company on October 29, 2003 to discuss third quarter earnings.

Current Report on Form 8-K filed pursuant to Items 7 and 9 on November 6, 2003 to announce that KAT Holdings had signed a definitive agreement for the acquisition of Atrium Corporation and to announce that the Company is requesting consent for certain proposed waivers and amendments to the Indenture dated May 17, 1999.

Current Report on Form 8-K filed pursuant to Items 7 and 9 on November 14, 2003 to announce that the Company had increased the cash payment to the holders of its existing senior subordinated notes if consent was received by 5:00 p.m. on November 18, 2003.

Current Report on Form 8-K filed pursuant to Items 7 and 9 on December 3, 2003 to include, as an exhibit, the offering memorandum for the add-on notes.

Current Report on Form 8-K filed pursuant to Items 7 and 9 on December 3, 2003 to include, as an exhibit, the final offering memorandum for the add-on notes to incorporate a bond issuance price of $106.78.

Current Report on Form 8-K filed pursuant to Items 1, 7, and 9 on December 18, 2003 to announce the completion of the acquisition by KAT Holdings of the Company’s parent company, Atrium Corporation and to include, as exhibits, the press release announcing the acquisition, Agreement and Plan of Merger between KAT Holdings, KAT Acquisition Corp., Atrium Corporation and certain equity holders and Consent and Amendment No. 1 to Agreement and Plan of Merger dated November 6, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRIUM COMPANIES, INC.

By:	/s/ JEFF L. HULL

Jeff L. Hull
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ERIC W. LONG

Eric W. Long
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2004

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JEFF L. HULL Jeff L. Hull	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ ERIC W. LONG Eric W. Long	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ JEFFREY L. KENNER Jeffrey L. Kenner	Director	March 30, 2004

/s/ LARRY T. SOLARI Larry T. Solari	Director	March 30, 2004

/s/ MARK L. DEUTSCH Mark L. Deutsch	Director	March 30, 2004

/s/ JUSTIN S. MACCARONE Justin S. Maccarone	Director	March 30, 2004

Signature	Capacity	Date

/s/ NATHAN C. THORNE Nathan C. Thorne	Director	March 30, 2004

/s/ CHARLES W. SCHMID Charles W. Schmid	Director	March 30, 2004

INDEX TO FINANCIAL STATEMENTS

Page

Atrium Companies, Inc. and Subsidiaries
Report of Independent Auditors	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Stockholder’s Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of Atrium Companies, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and other comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Atrium Companies, Inc. (a wholly owned subsidiary of Atrium Corporation) and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

March 30, 2004

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	December 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,713	$1,131
Accounts receivable, net	8,387	1,847
Retained interest in sold accounts receivable	24,461	25,209
Inventories, net	48,989	33,712
Prepaid expenses and other current assets	8,007	6,109
Deferred tax asset	2,595	1,324

Total current assets	100,152	69,332
PROPERTY, PLANT AND EQUIPMENT, net	90,674	55,322
GOODWILL	376,763	345,239
INTANGIBLE ASSETS	12,900	—
DEFERRED FINANCING COSTS, net	16,298	10,293
OTHER ASSETS, net	10,689	8,134

Total assets	$607,476	$488,320

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$3,302	$6,524
Accounts payable	28,036	22,535
Accrued liabilities	34,261	31,442

Total current liabilities	65,599	60,501

LONG-TERM LIABILITIES:
Notes payable	411,890	291,501
Deferred tax liability	2,595	1,324
Other long-term liabilities	2,341	560

Total long-term liabilities	416,826	293,385

Total liabilities	482,425	353,886

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—
STOCKHOLDER’S EQUITY:
Common stock $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in capital	183,601	203,684
Accumulated deficit	(58,550)	(64,810)
Accumulated other comprehensive loss	—	(4,440)

Total stockholder’s equity	125,051	134,434

Total liabilities and stockholder’s equity	$607,476	$488,320

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands)

	2003	2002	2001

NET SALES	$597,810	$536,299	$517,063
COST OF GOODS SOLD	408,501	360,323	354,797

Gross profit	189,309	175,976	162,266

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	128,797	116,364	108,067
Securitization expense	1,905	1,133	1,532
Stock compensation expense	553	383	582
Amortization expense	4,199	3,410	14,410

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	135,454	121,290	124,591
Special charges	11,024	4,198	1,213

	146,478	125,488	125,804

Income from operations	42,831	50,488	36,462
INTEREST EXPENSE	36,218	35,901	39,950
OTHER INCOME (EXPENSE), net	69	22	(20)

Income (loss) before income taxes	6,682	14,609	(3,508)
PROVISION FOR INCOME TAXES	422	625	1,358

NET INCOME (LOSS)	$6,260	$13,984	$(4,866)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2003, 2002, and 2001
(dollars in thousands, except share amounts)

					Accumulated
	Common Stock				Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2000	100	$—	$196,004	$(73,928)	$—	$122,076
Capital contribution from Atrium Corporation, net	—	—	7,248	—	—	7,248
Non-cash stock compensation expense	—	—	300	—	—	300
Comprehensive loss:
Net loss	—	—	—	(4,866)	—	(4,866)
Cumulative effect of change in accounting principle, net of tax of $0 (adoption of SFAS 133)	—	—	—	—	(2,319)	(2,319)
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	(5,623)	(5,623)
Accretion of deferred gain on terminated interest rate collars	—	—	—	—	(327)	(327)

Total comprehensive loss	—	—	—	(4,866)	(8,269)	(13,135)

Balance, December 31, 2001	100	—	203,552	(78,794)	(8,269)	116,489
Distribution to Atrium Corporation, net	—	—	(168)	—	—	(168)
Non-cash stock compensation expense	—	—	300	—	—	300
Comprehensive income:
Net income	—	—	—	13,984	—	13,984
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	3,829	3,829

Total comprehensive income	—	—	—	13,984	3,829	17,813

Balance, December 31, 2002	100	—	203,684	(64,810)	(4,440)	134,434
Non-cash stock compensation expense	—	—	300	—	—	300
Cash distribution to Atrium Corporation, net	—	—	(27,379)	—	—	(27,379)
Issuance of Atrium Corporation stock for purchase of Superior	—	—	5,000	—	—	5,000
Amortization of Atrium Corporation warrants included in special charges	—	—	1,615	—	—	1,615
Non-cash stock compensation expense included in special charges	—	—	381	—	—	381
Comprehensive income:
Net income	—	—	—	6,260	—	6,260
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	4,440	4,440

Total comprehensive income	—	—	—	6,260	4,440	10,700

Balance, December 31, 2003	100	$—	$183,601	$(58,550)	$—	$125,051

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,260	$13,984	$(4,866)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Write off of deferred financing costs	3,146	204	837
Depreciation and amortization	17,439	14,885	24,415
Non-cash stock compensation expense	300	300	300
Amortization of deferred financing costs	2,914	2,853	2,945
Accretion of discount on notes payable	229	206	185
Amortization of premium on notes payable	(29)	—	—
Accretion of gain from interest rate collars	—	—	(327)
Amortization of gain from sale-leaseback of building	(29)	(41)	(9)
Provision for bad debts	—	(25)	597
Loss on sale of receivables	492	625	1,069
Non-cash special charges	2,965	639	910
Write-down of inventory for shutdown	—	—	1,010
Loss (gain) on sales of assets	29	(221)	(1,798)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(855)	2,048	1,367
Retained interest in sold accounts receivable	(6,927)	(4,336)	1,632
Sale of accounts receivable	10,700	(7,100)	27,400
Inventories	(6,122)	3,024	8,208
Prepaid expenses and other current assets	(1,141)	(1,040)	(1,962)
Accounts payable	2,815	2,964	(4,822)
Accrued liabilities and other long-term liabilities	1,062	(1,880)	(6,654)

Net cash provided by operating activities	33,248	27,089	50,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,331)	(13,107)	(14,104)
Proceeds from sales of assets	386	1,950	6,120
Acquisitions, net of cash acquired	(71,053)	—	—
Other assets	(5,046)	(4,178)	(2,612)

Net cash used in investing activities	(95,044)	(15,335)	(10,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of add-on notes, including premium	53,438	—	—
Proceeds from borrowings under term loans	180,000	—	—
Payments of other notes payable and capital lease obligations	(47)	(23)	(251)
Net payments under revolving credit facility	—	—	(19,000)
Deferred financing costs	(12,066)	—	(388)
Scheduled principal payments on term loans	(4,097)	(5,484)	(5,728)
Additional principal payments on term loans	(120,903)	(7,228)	(20,000)
Contributions from (distributions to) Atrium Corporation, net	(27,379)	(168)	7,248
Checks drawn in excess of bank balances	(568)	1,033	(5,121)

Net cash provided by (used in) financing activities	68,378	(11,870)	(43,240)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,582	(116)	(3,399)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,131	1,247	4,646

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,713	$1,131	$1,247

SUPPLEMENTAL DISCLOSURE:
CASH PAID DURING THE PERIOD FOR:
Interest	$29,891	$33,996	$37,909
Income taxes, net of refunds	98	1,086	1,677
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Atrium Corporation common stock for acquisition of Superior	5,000	—	—
Exchange of assets for note	—	—	150
Settlement of note receivable for fixed assets	—	—	905

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and pound amounts)

1.	Organization, Business and Basis of Presentation

      Atrium Companies, Inc. (“Atrium Companies” or the “Company”) is engaged in the manufacture and sale of windows, patio doors and various building materials throughout North America.

The Transactions or Merger

      On December 10, 2003, Atrium Corporation was acquired by a newly formed affiliate of Kenner & Company, Inc., KAT Holdings, Inc., pursuant to which KAT Holdings, Inc. merged with and into Atrium Corporation with Atrium Corporation as the surviving corporation. As a result of the Merger, the investor group described below now controls the Company and Atrium Corporation.

      The acquisition of Atrium Corporation was made by an investor group led by Kenner & Company, Inc., a New York based private investment firm, and certain members of our management, including Jeff L. Hull, our Chairman, President and Chief Executive Officer. The investor group included: KAT Holdings, L.P. and KAT Group, L.P., special purpose Kenner investment partnerships; UBS Capital Americas II, LLC; ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001 and management. At the closing of the Merger, $12,196 of equity securities owned by Atrium Corporation’s existing stockholders were exchanged for similar securities in KAT Holdings, Inc. and the investor group contributed an additional $251,804 to KAT Holdings, Inc., including $251,654 from ATR Acquisition, LLC, the unitholders of which are KAT Holdings, L.P., KAT Group, L.P., UBS Capital Americas II, LLC, ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001.

      In connection with the Merger, we renewed our existing accounts receivable securitization facility for a period of five years and refinanced our existing senior revolving credit and term loan facilities, with a new revolving credit facility of $50,000, which was undrawn at the close of the merger, and a new $180,000 term loan facility. We also issued an additional $50,000 of 10 1/2% senior subordinated notes, or “add-on notes”, and left the existing $175,000 of 10 1/2% senior subordinated notes outstanding. $40,000 of the new term loan facility was funded into escrow upon closing of the Merger and was released to fund a portion of the acquisition of Superior Engineered Products Corporation on December 31, 2003.

      On November 18, 2003, in connection with the Merger, we received consents from holders representing approximately 97% of the aggregate principal amount of our outstanding 10 1/2% senior subordinated notes to:

•	waive our obligations under the Indenture to make a change of control offer in connection with the merger and amend the Indenture to replace the definition of permitted holders with certain direct and indirect equity holders of ATR Acquisition, LLC and their affiliates,

•	modify certain restrictions on affiliate transactions set forth in the indenture governing the notes; and

•	allow for the issuance of additional notes.

      Additionally, in connection with the Merger, Atrium Corporation repurchased its outstanding 15% Senior Pay-In-Kind Notes, with a portion of the cash proceeds of the equity contribution to KAT Holdings, Inc.

      Each of the foregoing transactions, along with the Merger, is referred to herein collectively as “the Transactions”.

Presentation

      GAAP generally provides for the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting. The accompanying data does not reflect a new basis of accounting pursuant to Staff Accounting Bulletin (“SAB”) No. 54 (“SAB 54”). The guidance in SAB 54 allows our

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

post-Merger financial statements to continue under the historical basis of accounting because of the existence of significant outstanding public debt at the time of the Merger.

      The operations of MD Casting, Inc. (“MD Casting”), Danvid Window Company (“Danvid”) and Aluminum Screen Manufacturers, Inc. (“Aluminum Screen”) are included since their date of acquisition on January 31, 2003, April 1, 2003 and October 1, 2003, respectively. Superior Window Products Corporation (“Superior”) is included in the Company’s consolidated balance sheet as it was acquired on December 31, 2003. Collectively, the acquisitions of MD Casting, Danvid, Aluminum Screen and Superior are referred to as the “2003 Acquisitions.” There were no acquisitions in 2002 or 2001 that require pro forma information.

      The operations of Atrium Funding Corporation are included in the Company’s consolidated financial statements since its inception on July 9, 2001 and the operations of Atrium Ventanas de Mexico and Atrium Servicios de Mexico are included in the Company’s consolidated financial statements since their date of inception of March 21, 2002.

      The following unaudited pro forma information presents consolidated operating results as though the 2003 acquisitions (see Note 6) had occurred at the beginning of the periods presented:

	2003		2002

	Atrium	Combined	Atrium	Combined
	Actual	Pro Forma	Actual	Pro Forma

Net sales	$597,810	$681,887	$536,299	$667,852
Net income	6,260	12,582	13,984	20,697

2.	Significant Accounting Policies

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Industry Segment

      The Company operates in two principal operating segments, including the fabrication, distribution and installation of windows and doors and the manufacture of component parts for window and door products for the residential new construction and the repair and remodel markets.

Revenue Recognition

      Revenue from the sale of windows and doors and related building products is recorded at the time of delivery to the customer. On contracts involving installation, revenue is recognized when the installation is complete. Allowances are established to recognize the risk of sales returns from customers and estimates of warranty costs. The Company classifies any shipping charges to customers as revenues. The costs of shipping and handling fees are presented in selling, delivery, general and administrative expenses in the Company’s consolidated statements of operations and were $39,234, $35,357 and $31,192 for 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

      The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, the Company had $2,774 and $3,342 of checks drawn in excess of bank balances that were reclassified into accounts payable.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

      Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of the Company’s retained interest in trade accounts receivable. The Company’s customers are located in all 50 states of the United States and in various countries in North America. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company did not have sales exceeding 10% to any single customer in 2003, 2002 or 2001.

Inventories

      Inventories are valued at the lower of cost (last-in, first-out or “LIFO”) or market. Work-in-process and finished goods inventories consist of direct materials, labor and manufacturing overhead. Inventory costs include direct materials, labor and manufacturing overhead. Management believes that the LIFO method results in a better matching of current costs with current revenues. Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $916 higher at December 31, 2003 and $43 higher at December 31, 2002. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated fair market value based upon assumptions about future demand and market conditions. A reserve for inventory allowances is included in raw materials.

Property, Plant and Equipment

      Property, plant and equipment is stated at cost less accumulated depreciation. The Company depreciates the assets principally on a straight-line basis for financial reporting purposes over their estimated useful lives, as follows:

Estimated
Useful Life

Buildings and improvements	20-30 years
Machinery and equipment	3-10 years

      Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the assets sold or retired. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized.

Goodwill

      Goodwill represents the excess of cost over fair market value of net assets acquired. Goodwill is no longer amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, management reviews the carrying value of goodwill for recoverability based on estimated fair values of the reporting units in the fourth quarter of each year or when events or changes in circumstances indicate, in management’s judgment, that the carrying value may not be recoverable. The fair values of the reporting units were based upon management’s estimate of a multiple of undiscounted cash flows. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the building materials industry and any other events or circumstances which might indicate potential impairment. If goodwill is determined not to be recoverable, an impairment is recognized as a charge to operations. Such impairment is based on the discounted cash flow approach.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Long-Lived Assets

      We periodically review the net realizable value of our long-lived assets, including property, plant and equipment and definite-lived intangible assets, whenever events and circumstances indicate an impairment may have occurred. In the event we determine that the varying value of long-lived assets is in excess of estimated gross future cash flows for those assets, we then will write-down the value of the assets to a level commensurate with a discounted cash flow analysis of the estimated future cash flows.

      Estimated amortization expense of definite-lived intangible assets for each of the five succeeding years is as follows:

2004	$1,882
2005	1,882
2006	1,882
2007	1,715
2008	1,715
Thereafter	3,824

$12,900

Capitalized Software Costs

      The Company capitalizes internal employee costs and external consulting costs associated with implementing and developing software for internal use. Internal costs capitalized include payroll and payroll-related costs for employees who are directly associated with the development, modification and implementation of the software. External costs include direct expenses related to consulting and other professional fees incurred in developing, modifying and implementing the software. Capitalization of costs occurs upon the completion of the preliminary project stage and when management believes it is probable a project will be completed and the software will be used to perform the function intended. Amortization begins the period after the software is put into service and is calculated on a straight-line basis over three years. Management continually reviews the carrying value and expected functionality of the accumulated costs for potential impairment. When it is no longer probable that computer software being developed will be completed, modified or placed in service, the asset’s carrying value will be adjusted to the lower of cost or estimated fair value.

      Unamortized capitalized software costs at December 31, 2003 and 2002 were $5,247 and $4,345, respectively, and are included in other long-term assets. Amortization expense for 2003, 2002 and 2001 was $1,970, $1,629 and $1,359, respectively.

Stock-Based Compensation

      At December 31, 2003, the Company had several stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock-based employee compensation cost, related to the issuance of stock options is not typically reflected in the Company’s earnings, as all options granted under those plans usually have an exercise price equal to or in excess of the estimated fair market value of the underlying common stock on the date of grant.

      As more fully described in Note 18, the Merger resulted in certain of the previously outstanding options being purchased from the holders. This resulted in an expense of $811, which is included in special charges in the statements of operations. Additionally, the cancellation and issuance of new options along with the

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

buy/sell agreements resulted in the majority of the 2003 option grants warranting variable accounting treatment.

      The Financial Accounting Standards Board (“FASB”) has recently indicated that it expects to issue a proposal to change the recognition and measurement principles for equity-based compensation granted to employees. The proposed rules could be implemented as early as the end of the 2004 calendar year. Under the proposed rules, the Company would be required to recognize compensation expense related to stock options granted to employees after December 15, 2004. The compensation expense would be calculated based on the expected number of options expected to vest and would be recognized over the stock options’ vesting period. If this proposal is passed, the Company would be required to recognize compensation expense related to stock options granted to its employees, which may have a material effect on its consolidated financial position or results of operations.

      The following table illustrates the effect on the Company’s reported net income (loss) of $6,260, $13,984 and $(4,866) for the years ended December 31, 2003, 2002 and 2001, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based compensation plans and warrants.

	2003	2002	2001

Net income (loss), as reported	$6,260	$13,984	$(4,866)
Adjustments:
Stock-based employee compensation expenses included in reported net income, net of related tax effects	1,048	83	282
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(155)	(401)	(437)

Adjusted net income (loss)	$7,153	$13,666	$(5,021)

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

	2003	2002

Beginning reserve for warranties	$(969)	$(1,226)
Provision for warranties issued during the period	(4,277)	(3,765)
Provisions for pre-existing warranties (including changes in estimates)	(128)	179
Acquisitions	(1,680)	—
Settlements made (in cash or kind) during the period	4,529	3,843

Ending reserve for warranties	$(2,525)	$(969)

Income Taxes

      The provision for income taxes is based on pretax income as reported for financial statement purposes. Deferred income taxes are provided in accordance with the liability method of accounting for income taxes to

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs

      Advertising costs are expensed when incurred and were $4,057, $4,597 and $3,664, for 2003, 2002 and 2001, respectively. Advertising expenses that relate to contractual cooperative advertising allowances and volume rebates with our customers are recorded as a reduction to net sales in the consolidated statements of operations. Other advertising expenditures incurred by the Company are reflected in selling, delivery, general and administrative expenses in the consolidated statements of operations.

Reclassifications

      Certain reclassifications have been made to the 2001 and 2002 balances to conform to the 2003 presentation.

3.	Special Charges

The Merger

      In connection with the Merger, the Company recorded a special charge in the amount of $10,059. The expenses associated with the Merger include $6,407 related to management transaction bonuses and associated payroll taxes, $1,615 related to warrants issued to Mr. Hull, $1,226 related to the termination of a consulting agreement with the former owner of Ellison Windows and $811 for stock option compensation related to options outstanding prior to the Merger. An additional charge of $2,345 will be incurred in January 2004 relating to the vesting of warrants to Mr. Hull.

Wing divestiture

      During 2003, the Company recorded a special charge in the amount of $739 for liabilities associated with the divestiture of Wing. The special charge is comprised of $364 lease obligations at Wing’s former facilities and a litigation settlement that was $375 higher than initially anticipated.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, the Company recorded a special charge in the amount of $4,198 for liabilities associated with the divestiture of the assets of Wing. The special charge is comprised of $2,553 in exit costs incurred by the Company on the remaining lease obligations at Wing’s former facilities. The special charge also includes $1,645 for litigation expenses.

      As of December 31, 2003, $4,533 of the special charge was incurred and has been paid by the Company against its accrued provisions for the Wing divestiture, leaving a remaining accrual of $404 for unpaid liabilities.

Wood divestiture

      During 2003, the Company recorded a special charge in the amount of $226 for a past workers’ compensation claim associated with the divested unit. The entire $226 is unpaid as of December 31, 2003.

Woodville closing

      During 2001, the Company recorded special charges of $1,213, of which $303 related to non-capitalizable legal fees incurred to amend the Credit Agreement and $910 related to management’s decision to close its Woodville, Texas facility and merge certain operations into existing operations at other divisions. Included in the charge of $910 is $389 related to operating leases, $156 related to the write-off of fixed assets, $94 related to severance and other reserves totaling $271. During 2002, the Company recorded an additional $50 related to the Woodville closure in selling, delivery, general and administrative expenses.

      In addition to the above charges, the Company recorded a special writedown to inventory of $1,010 related to the closure of the Woodville, Texas facility and the associated product line rationalization, which is included in cost of goods sold. Upon closure of the Woodville facility in 2002, the entire inventory reserve was utilized.

      As of December 31, 2003, the Company has a reserve balance of $82 remaining for the closure of the Woodville, Texas facility primarily associated with the remaining lease obligation. As of December 31, 2003, $878 was incurred and has been paid by the Company against its accrued provisions for the Woodville, Texas facility closing. The Company does not anticipate additional liabilities related to the Woodville closure.

4.	New Accounting Pronouncements

Adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment as of January 1, 2001 of $2,319 to other comprehensive income. This adjustment represents the current fair-value of hedging instruments related to interest rate swap agreements of $2,646 with an offset of $327 related to the reclassification of deferred gains on previously terminated interest rate collars. There is no income tax effect considering there is a full valuation allowance against deferred tax assets. The Company also has forward aluminum contracts. However, these are excluded from the scope of SFAS 133 as they represent normal sales and purchases. At December 31, 2002, the fair value of the hedging instruments is a liability of $4,440. The Company’s hedging instruments matured in 2003.

SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets”

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142. SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization of goodwill during 2001 was $11,725.

      The Company completed its initial, transitional goodwill impairment analysis under SFAS 142 as of January 1, 2002 and its annual impairment test in the fourth quarter, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company reviews goodwill for impairment during the fourth quarter of each year. Goodwill is also reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present.

      The Company would have reported net income of $7,696 during 2001 if the goodwill amortization of $11,725 included in the Company’s net loss of $(4,029), as reported, had not been recognized.

SFAS No. 143 — “Accounting for Asset Retirement Obligations”

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Adoption of SFAS 143 has not had a material effect on the Company’s consolidated financial position or results of operations.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

      The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) effective January 1, 2002. SFAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). However, SFAS 144 provides new guidance intended to address certain implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS 144 has not had a material effect on the Company’s consolidated financial position or results of operations.

SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections”

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was adopted by the Company on January 1, 2003. The Company expensed $29, $204 and $837 of deferred financing fees in connection with their excess cash flow payments during 2003, 2002 and 2001, respectively (see Note 5). The Company also expensed $3,117 in 2003 related to the refinancing of its previous credit facilities. The loss associated with the debt retirement has been included in interest expense on the Company’s financial statements. The 2002 and 2001 amounts had previously been reported as extraordinary items.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. The Company adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 has not had a material effect on the Company’s consolidated financial position or results of operations.

SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting and reporting for derivative contracts, including hedging instruments. The amendments and clarifications under SFAS 149 generally serve to codify the conclusions reached by the Derivative Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS 149 became effective prospectively for derivative contracts entered into or modified by the Company after September 30, 2003. Adoption of SFAS 149 has not had a material effect on the Company’s consolidated financial position or results of operations.

SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 broadens the definition of financial instruments and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also requires that an issuer classify a financial instrument that is within its scope as an asset or as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 has not had a material effect on the Company’s consolidated financial position or results of operations.

FIN No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others”

      During November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in the pronouncement. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. Adoption of FIN 45 has not had a material effect on the Company’s consolidated financial position or results of operations.

FIN No. 46 — “Consolidation of Variable Interest Entities”

      During January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is effective for variable interest entities created after January 31, 2003 and is required to be adopted for variable interest entities that existed prior to February 1, 2003 by December 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities and is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB issues a revision to FIN 46 to clarify some of the

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions and to exempt certain entities from its requirements. Adoption of FIN 46 has not had a material effect on the Company’s consolidated financial position or results of operations.

FIN No. 46R — “Consolidation of Variable Interest Entities”

      During December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of variable interest entities other that SPE’s is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46R has not had a material effect on the Company’s consolidated financial position or results of operations.

5.	Securitization of Accounts Receivable

      On July 9, 2001, the Company and certain of its subsidiaries (collectively “the Originators”) entered into an agreement whereby each Originator agreed to sell on a non-recourse basis, and on an ongoing basis, a pool of receivables comprising their entire trade receivable portfolio to a wholly-owned bankruptcy-remote special purpose funding subsidiary (“Atrium Funding Corporation” or “AFC”) of the Company. AFC is a distinct legal entity that does not engage in trade or business in order to make remote the possibility that it would have to file in bankruptcy or other receivership. In addition, AFC is consolidated for financial purposes. Certain subsidiaries sell all of their trade receivables to AFC. AFC entered into an agreement with Fairway Finance Corp. (the “Securitization Company”), agented by BMO Nesbitt Burns, whereby AFC can sell a pro rata share of the trade receivable portfolio to the Securitization Company for aggregate payments, subject to a borrowing base and receivable eligibility. On December 10, 2003, in connection with the Merger, the Company renewed the Accounts Receivable Securitization Facility for a period of five years.

      Generally, the agreement provides that as payments are collected from the sold accounts receivable, AFC may elect to have the Securitization Company reinvest the proceeds in new accounts receivable. The Securitization Company, in addition to the right to collect payments from that portion of the interests in the accounts receivable owned by them, also has the right to collect payments from that portion of the ownership interest in the accounts receivable that is owned by AFC. The facility, which expires December 10, 2008, requires the Company to comply with various affirmative or negative covenants and requires early amortization if AFC does not maintain a minimum equity requirement. The facility also terminates on the occurrence and failure to cure certain events, including, among other things, any failure of AFC to maintain certain ratios related to the collectability of the receivables, or the Company’s failure to maintain long-term unsecured debt ratios. The Company and AFC were in compliance with all related covenants as of December 31, 2003 and 2002.

      As a result of the agreement, receivables sold to the Securitization Company are not reflected in the Company’s consolidated balance sheet. The Securitization Company is free to pledge or exchange its interest. Any receivables not sold to the Securitization Company constitute the retained interest in the receivables portfolio of AFC. Due to the short-term nature of the underlying receivables, the net carrying amount of the Company’s retained interest in transferred accounts receivables as of December 31, 2003 approximates fair value and is classified as a current asset.

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company retains the servicing responsibilities for which it receives an annual servicing fee of .5% of the securitized accounts receivables. The Company recognizes no servicing asset or liability because the servicing fee represents adequate compensation for the services performed. The servicing fee is eliminated upon consolidation. The table below summarizes certain cash flow information for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001

Proceeds from new securitizations	$564,719		$513,245		$269,893
Cash flows received on retained interest	211,271		269,751		109,214
Proceeds from collections reinvested	541,196		522,527		222,332
Net charge-offs of managed receivables	492		625		1,069
Actual and expected losses	N/A	(a)(b)	N/A	(a)(b)	N/A	(a)(b)

(a)	not applicable due to collateral coverage on securitizations.

(b)	not applicable since fair value of retained interest approximates carrying value given the short-term nature of underlying receivables.

      Managed portfolio data consisted of the following at December 31:

	2003	2002	2001

Securitized balances	$31,000	$20,300	$27,400
Retained interest in sold accounts receivable	24,461	25,209	14,373
Owned receivables	8,387	1,847	3,895

Managed receivables	$63,848	$47,356	$45,668

      The delinquency rate, as defined by the agreement, represents any sold receivables that have aged beyond 60 days past due. The delinquency rate was 2.13%, 1.47% and 2.71% as of December 31, 2003, 2002 and 2001. The delinquency rate directly affects the Company’s borrowing base limitations. A lower delinquency rate allows the Company to borrow additional funds from AFC.

      The Company incurred costs of $1,905, $1,133 and $1,532 on the sale of its receivables that have been classified as a separate line item in selling, delivery, general and administrative expenses for 2003, 2002 and 2001, respectively. Expenditures in 2003 were comprised of $1,155 related to the loss on sale of receivables and $750 for expenses incurred to extend the accounts receivable securitization facility through December 2008. Expenditures that were incurred due to the Company’s sale of its receivables in 2002 comprise $1,065 related to the loss on sale of receivables, which represents the interest expense component of the transaction and $68 for expenses incurred to amend the accounts receivable securitization facility from $50,000 to $42,000. Expenditures in 2001 were comprised of $878 of fees associated with the placement of the securitization and a loss on the sale of receivables of $654, which represents the interest expense component of the transaction. Additionally, included in selling, delivery, general and administrative expenses is $492, $625 and $1,069 related to the loss on sale of receivables due to the adjustment to fair value for 2003, 2002 and 2001, respectively.

6.	Acquisitions

      The 2003 Acquisitions described below have been accounted for in accordance with SFAS 141 and the results of their operations are included in the Company’s financial statements from the date of their respective acquisition.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Superior

      On December 31, 2003, the Company acquired all of the outstanding capital stock of Superior Engineered Products Corporation, a California corporation (“Superior”), for a purchase price of $52,500, including $47,500 in cash and $5,000 in Atrium Corporation common stock. Transaction fees related to the acquisition of Superior were $411. Superior, based in Ontario, California, is a manufacturer of windows and other building materials. The cash portion of the transaction was funded with $40,000 of term loan borrowings previously held in escrow and $7,500 borrowed under the Company’s accounts receivable securitization facility. The purchase price is allocated as follows:

Cash	$3,344
Accounts receivable	4,591
Other receivables	162
Inventory	5,593
Prepaid expenses	487
Deferred tax asset	208
Property, plant and equipment	16,312
Other assets	176
Goodwill	12,112
Intangible assets	12,900
Accounts payable	(787)
Accrued liabilities	(1,979)
Deferred tax liability	(208)

Total purchase price	$52,911

Aluminum Screen

      On October 1, 2003, the Company completed the acquisition of substantially all of the operating assets of Aluminum Screen Manufacturing, Ltd., L.L.P., a Texas registered limited liability partnership and Texas limited partnership, Aluminum Screen Products, Inc., a Nevada corporation, and Aztex Screen Products, L.L.C., an Arizona limited liability corporation (collectively, “Aluminum Screen”) for $16,500 in cash, excluding transaction fees of approximately $768. Aluminum Screen, a screen manufacturer based in Dallas, Texas, with additional operations in Houston, Phoenix, Las Vegas and Ciudad Juarez, Mexico, is a supplier to the window and patio door industry. The transaction was effected through Atrium’s newly-formed subsidiary, Aluminum Screen Manufacturers, Inc., a Delaware corporation, and was funded through a combination of

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings under both the Company’s revolving credit facility and accounts receivable securitization facility. The purchase price is allocated as follows:

Accounts receivable	$938
Inventory	1,785
Prepaid expenses	38
Property, plant and equipment	1,721
Other assets	46
Goodwill	14,625
Accounts payable	(1,371)
Accrued liabilities	(514)

Total purchase price	$17,268

Danvid

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

      The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The excess purchase price over the fair market value of the assets acquired (“goodwill”) was $1,668, the Company also incurred $275 in transaction fees in connection with the transaction. The purchase price is allocated as follows:

Accounts receivable	$3,518
Other receivables	24
Inventory	1,581
Property, plant and equipment	2,226
Other assets	1,534
Goodwill	1,668
Accounts payable	(872)
Accrued liabilities	(2,590)
Other long-term liabilities	(1,264)

Total purchase price	$5,825

MD Casting

      On January 31, 2003, the Company, through its newly-formed and wholly-owned subsidiary, MD Casting, Inc. (“MD Casting”), completed the acquisition of substantially all of the operating assets of Miniature Die Casting of Texas, L.P., a Texas limited partnership, for a purchase price of $3,250, excluding transaction fees of approximately $144, with an additional amount of up to $600 to be paid over three years

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon the achievement of certain financial targets. MD Casting is a zinc die cast hardware manufacturer located in Fort Worth, Texas. The Company financed the acquisition through its revolving credit facility.

      The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired (“goodwill”) was $3,121. The purchase price is allocated as follows:

Accounts receivable	$156
Inventory	195
Property, plant and equipment	929
Goodwill	3,121
Accounts payable	(224)
Accrued liabilities	(383)
Other long-term liabilities	(400)

Total purchase price	$3,394

7.	Fair Value of Financial Instruments

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

      Notes payable — The fair value of the Company’s notes is based on quoted market prices. The carrying value of notes payable, other than the Senior Subordinated Notes, approximate fair value due to the floating nature of the interest rates. Management estimates that the Senior Subordinated Notes which have a carrying value of $226,656 and $173,019 as of December 31, 2003 and 2002, and are valued at $240,750 and $171,500 as of December 31, 2003 and 2002, respectively, based on quoted market prices.

      Forward aluminum contracts — The unrealized gains and losses are based on quotes for aluminum as reported on the London Metal Exchange. The Company had forward contracts with fixed rate prices totaling $3,796 and $2,885 with unrealized gain of $388 and an unrealized loss of $3 at December 31, 2003 and 2002, respectively.

      Forward zinc contracts — The unrealized gains and losses are based on quotes for zinc as reported on the London Metal Exchange. The Company had forward contracts with fixed rate prices totaling $529 with an unrealized gain of $85 at December 31, 2003.

      Interest Rate Swaps — The Company entered into interest rate swap agreements whereby the Company paid the counterparties interest at a fixed rate and the counterparties paid the Company interest at a floating rate equal to the three-month LIBOR interest rate. The fair value of interest rate swap agreements are the amount at which they could be settled, based on estimates obtained from lenders. As of December 31, 2003, all of the Company’s interest rate swaps have expired.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Swaps consisted of the following at December 31:

	2002	2001

Swap #1
Notional Amount	$100,000	$100,000
Fixed Interest Rate	6.6625%	6.6625%
Termination Date	11/3/03	11/3/03
Fair Value	$(4,440)	$(6,821)
Swap #2
Notional Amount	—	$37,500
Fixed Interest Rate	—	6.1475%
Termination Date	—	12/9/02
Fair Value	—	$(1,448)

      In December 2001, the Company amended Swap #2 from a notional amount of $40,000 to a notional amount of $37,500 in order to maintain hedge effectiveness and incurred a loss of $184 associated with the amendment, which was reclassified from other comprehensive loss to interest expense. Additionally in 2002, the Company amended Swap #2 to a notional amount of $32,900 in order to maintain hedge effectiveness. Swap #1 expired in November 2003 and Swap #2 expired in December 2002.

8.	Inventories

      Inventories consisted of the following at December 31:

	2003	2002

Raw materials	$33,526	$22,047
Work-in-process	1,442	1,041
Finished goods	14,937	10,667

	49,905	33,755
LIFO reserve	(916)	(43)

	$48,989	$33,712

      The change in the LIFO reserve for 2003, 2002 and 2001, resulted in a increase of cost of sales of $873 and $346 and a decrease in cost of sales of $1,116, respectively. Reduction in inventory quantities resulted in a liquidation of certain LIFO quantities carried at lower costs prevailing in prior years as compared with the costs of purchases, the effect of which increased cost of goods sold by approximately $36 in 2003 and $87 in 2002.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Property, Plant, and Equipment

      Property, plant and equipment consisted of the following at December 31:

	2003	2002

Land	$550	$550
Buildings and improvements	13,923	10,844
Machinery and equipment	110,015	65,280
Construction-in-process	3,839	2,471

Total	128,327	79,145
Less accumulated depreciation	(37,653)	(23,823)

	$90,674	$55,322

      Depreciation expense was $13,240, $11,476 and $10,005 in 2003, 2002 and 2001, respectively.

Capital Lease Agreements

      On December 31, 2003, the Company entered into two new capital leases. One lease was financed for $6,570 over 50 months with a guaranteed $1,596 residual payment. The other new capital lease was financed for $1,273 over 36 months with a guaranteed residual payment of $200. Both leases are being amortized using a 4.45% interest rate.

Thermal Extrusion Sale

      On September 10, 2001, the Company and its subsidiary, Thermal Industries, Inc., entered into an asset sale agreement with Royal Group Technologies Limited (“Royal”) to sell certain assets of Thermal’s vinyl extrusion operation for $3,784. The Company recorded a gain of $1,741 in the fourth quarter of 2001, net of certain shut down costs associated with the extrusion operation. Additionally, the Company entered into a vinyl extrusion supply agreement with Royal for a period of five years at current market prices for minimum quantities.

W.P. Carey Sale-leaseback

      On November 29, 2001, the Company sold one of its manufacturing facilities and subsequently leased back the facility under an operating lease. In connection with the sale, the Company recorded a gain of $582. Additionally, on November 18, 1999, the Company sold two of its manufacturing facilities and subsequently leased back the facilities under operating leases. In connection with the sales, the Company recorded a gain of $143. All of these sale-leaseback gains have been deferred and are being amortized as an adjustment to rent expense over the terms of the related leases. Each of these sales were consummated with W.P. Carey and its affiliates. W.P. Carey is a New York based real estate investor that is not affiliated with the Company.

10.	Deferred Financing Costs

      Deferred financing costs relate to costs incurred in the placement of the Company’s debt and are being amortized using the straight line method over the terms of the related debt, which range from five to ten years. This method approximates the effective interest method. Amortization expense for 2003, 2002 and 2001 was $2,914, $2,853 and $2,945, respectively, and was recorded as interest expense in the accompanying consolidated statements of operations.

      During 2003, the Company wrote-off $29 of deferred financing costs in connection with the $1,058 prepayment on the Company’s Term Loan A, Term Loan B and Term Loan C (collectively the “Previous

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loans”). In 2002, the Company wrote off $204 of deferred financing costs in connection with the prepayment of $6,544 made on the Company’s Previous Term Loans. During 2001, the Company wrote off deferred financing costs of $837 in connection with a $20,000 prepayment. The write-downs have been recorded in interest expense in the statements of operations as a result of the adoption of SFAS 145. The 2002 and 2001 amounts were previously recorded as extraordinary items.

      In connection with the Merger, the Company wrote-off $3,117 of deferred financing costs related to the Previous Credit Facility.

11.	Notes Payable

      Notes payable consisted of the following at December 31:

	2003	2002

$175,000 Senior Subordinated Notes, issued with an original discount of $2,632, due May 1, 2009, with semiannual interest payments of 10.50% due May 1 and November 1	$175,000	$175,000
$50,000 Senior Subordinated Add-On Notes, issued with an original premium of $3,438, due May 1, 2009, with semiannual interest payments of 10.50% due May 1 and November 1	50,000	—
Revolving credit facility	—	—
$180,000 Term Loan, due December 10, 2008 with $450 quarterly payments, interest at either the administrative agent’s base rate plus an applicable margin or LIBOR plus an applicable margin (3.92% at December 31, 2003)	180,000	—
$14,000 Term Loan A, due June 30, 2004 with $810 quarterly payments, interest at either the administrative agent’s base rate plus an applicable margin or LIBOR plus an applicable margin (4.44% at December 31, 2002)	—	4,660
$70,000 Term Loan B, due June 30, 2005 with $280 quarterly payments, interest at either the administrative agent’s base rate plus an applicable margin or LIBOR plus an applicable margin (4.93% at December 31, 2002)	—	55,647
$80,930 Term Loan C, due June 30, 2006, with $280 quarterly payments, interest at either the administrative agent’s base rate plus an applicable margin or LIBOR plus an applicable margin (5.15% at December 31, 2002)	—	64,693
Other notes payable, including capital lease obligations	8,536	6

	413,536	300,006
Less:
Unamortized discount on $175,000 Senior Subordinated Notes	(1,752)	(1,981)
Unamortized premium on $50,000 Senior Subordinated Add-On Notes	3,408	—
Current maturities of long-term debt	(3,302)	(6,524)

Long-term debt	$411,890	$291,501

Senior Subordinated Notes

      On May 17, 1999, the Company issued $175,000 of Senior Subordinated Notes (the “Existing Senior Subordinated Notes”) due May 1, 2009. The Existing Senior Subordinated Notes have a 10.50% stated rate

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid semi-annually and were issued at a discount of 98.496 to yield 10.75% to maturity. In connection with the issuance of the Existing Senior Subordinated Notes, the Company retired its previously outstanding senior subordinated notes and paid down $15,000 on its Term Loan B.

      In connection with the Merger, the Company issued $50,000 of 10.50% senior subordinated notes (the “Add-On Notes” and together with the Existing Senior Subordinated Notes, the “Senior Subordinated Notes”) due on May 1, 2009. The Add-On Notes constitute an additional issuance of the Existing Senior Subordinated Notes pursuant to our indenture, dated May 17, 1999, as amended, under which the outstanding notes were previously issued. The Add-On Notes were issued at a premium of 106.78 to yield 8.89% to maturity.

      The Senior Subordinated Notes are non-callable for five years and have redemption prices of 105.25%, 103.50%, 101.75% and 100.00% of the principal amount for the twelve months beginning May 1, 2004, 2005, 2006, 2007 and thereafter, respectively.

Credit Agreement

      The Company entered into a Credit Agreement (the “Previous Credit Agreement”), dated as of October 2, 1998 as amended and restated as of October 25, 2000. The Previous Credit Agreement provided for four separate facilities (the “Facilities”) consisting of three term loans (referred to individually as “Term Loan A,” “Term Loan B” and “Term Loan C,” and collectively as the “Previous Term Loans”) and a revolving credit facility with a letter of credit sub-facility (the “Previous Revolving Facility,” together with the Previous Term Loans, the “Loans”). In December 2003, in connection with the Merger, the Company repaid the Previous Term Loans with the proceeds from a new term loan facility (the “Current Credit Agreement”) described below.

      The Previous Revolving Facility was in the amount of $47,000, of which $10,000 was available under a letter of credit sub-facility. As of December 31, 2002, no amounts were outstanding under the Previous Revolving Facility and letters of credit of $2,752 were outstanding under the letter of credit sub-facility.

      In connection with the Merger, we entered into a new credit agreement providing for a revolving credit facility (the “Current Revolving Credit Facility”) in the amount of $50,000, which includes a $20,000 sub-facility for the issuance of letters of credit and a $10,000 sub-facility for swing line loans and a $180,000 term loan facility (the “Current Term Loan Facility”). The Current Revolving Credit Facility has a maturity date of December 10, 2008. As of December 31, 2003, no amounts were outstanding under the Current Revolving Facility and letters of credit of $8,701 were outstanding under the letter of credit sub-facility. The Current Revolving Facility has a maturity date of December 10, 2008.

      All amounts outstanding under the Current Credit Agreement are collateralized by (i) a pledge of all of the capital stock and intercompany notes of the Company and its direct and indirect domestic subsidiaries (the “Domestic Subsidiaries”) existing on December 10, 2003 or thereafter and (ii) an interest in substantially all of the tangible and intangible properties and assets (including substantially all contract rights, certain real property interests, trademarks, tradenames, equipment and proceeds of the foregoing) of Atrium Corporation, the Company and their respective Domestic Subsidiaries existing on December 10, 2003 or thereafter created or acquired. Atrium Corporation and each of the Domestic Subsidiaries have unconditionally guaranteed, on a joint and several basis, all obligations of the Company under the Current Credit Agreement.

      The Previous Term Loans had an “excess cash flows” provision mandating additional principal payments if certain cash flows targets are met during the year. For 2002, the excess cash flow payment was $1,058, which was paid in April 2003. In December 2002, the Company voluntarily paid $6,544 on the Previous Term Loans, which reduced the mandated excess cash flow payment for 2002 to $1,058. The Current Credit Agreement also provides for excess cash flows, which will be paid in 2005.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is required to pay certain commitment fees in connection with the Current Credit Agreement based upon the average daily unused portion of the Current Revolving Facility, certain fees assessed in connection with the issuance of letters of credit as well as other fees specified in the Current Credit Agreement and other documents related thereto.

     Covenants

      The Senior Subordinated Notes and the Current Credit Agreement require the Company to comply with certain covenants which, among other things, include limitations on indebtedness, liens and further negative pledges, investments, contingent obligations, dividends, redemptions and repurchases of equity interests, mergers, acquisitions and asset sales, capital expenditures, sale leaseback transactions, transactions with affiliates, dividend and other payment restrictions affecting subsidiaries, changes in business conducted, amendment of documents relating to other indebtedness and other material documents, creation of subsidiaries, designation of Designated Senior Indebtedness in respect of the Senior Subordinated Notes, and prepayment or repurchase of other indebtedness. Additionally, the Current Credit Agreement requires the Company meet certain quarterly financial tests pertaining to total leverage, interest coverage, fixed charge coverage and capital expenditures. As of December 31, 2003, the Company is in compliance with all related covenants, and the Company anticipates that it will continue to comply in 2004 with the quarterly financial covenants.

      The Current Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

     Debt Maturities

      Principal payments due during the next five years on long-term notes payable as of December 31, 2003 are as follows:

2004	$3,302
2005	3,492
2006	3,552
2007	3,428
2008	174,762
Thereafter	225,000

$413,536

      The ability of the Company to meet its debt service, working capital requirements and capital expenditure requirements is dependent upon the future performance of the Company and its subsidiaries which, in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company’s control.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Accrued Liabilities

      Accrued expenses and other liabilities consisted of the following at December 31:

	2003	2002

Salaries, wages and related taxes	$11,974	$10,255
Interest	3,821	4,928
Current portion of interest rate swap	—	4,440
Shutdown costs and accrued severance	487	871
Advertising allowances and customer rebates	4,291	4,103
Workers’ compensation reserve	1,915	764
Health insurance reserve	898	800
Sales, use and property taxes	2,795	2,429
Warranty reserve	2,525	969
Other	5,555	1,883

	$34,261	$31,442

13.	Distributions to and Contributions from Atrium Corporation

      During 2003, the Company distributed net capital in the amount of $20,383 to Atrium Corporation, of which $27,379 represents the net cash distribution to Atrium Corporation related to the Merger, and includes $97 of expenses paid by the Company on behalf of Atrium Corporation. The amount also includes non-cash expenses of $381 related to stock compensation expense and $1,615 related to amortization of warrants. Additionally, $5,000 of stock issued in connection with the Superior acquisition was contributed to the Company, net of the above non-cash expenses.

      During 2002, the Company distributed capital in the amount of $168 to Atrium Corporation, of which $124 represented the repurchase of common stock and stock options from former employees, net of options exercised by current and former employees, and $45 related to administrative expenses.

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Federal Income Tax

      Temporary differences that give rise to the deferred income tax assets and liabilities are as follows as of December 31:

	2003	2002

Deferred income tax assets:
Stock compensation	$650	$889
Accounts receivable	600	571
Inventory cost capitalization and valuation	586	606
Accrued vacation and bonuses	903	1,743
Other accrued liabilities	557	673
Warranty reserve	451	390
Workers’ compensation reserve	770	307
Alternative minimum tax credit carryforwards and other	418	700
Swap contract liability	—	1,787
Net operating loss carryforwards	27,774	27,435

	32,709	35,101
Valuation allowance	(11,319)	(20,365)

Net deferred tax asset	21,390	14,736

Deferred income tax liabilities:
Depreciation and amortization	(20,742)	(14,088)
LIFO reserve	(648)	(648)

Net deferred tax liability	(21,390)	(14,736)

Net deferred income tax asset/(liability)	—	—
Less-current deferred tax asset	2,595	1,324

Long-term deferred tax liability	$(2,595)	$(1,324)

      A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. The change in the valuation allowance is the result of changes in temporary differences and return to provision adjustments. A valuation allowance has been recorded against the Company’s net deferred tax asset.

      At December 31, 2003, the Company had net operating loss carryforwards of approximately $81,687, which begin to expire in 2019. The Company also had $230 of alternative minimum tax credit carryforwards at December 31, 2003, which have no expiration date.

      The Merger caused an ownership change pursuant to Internal Revenue Code Section 382. As a result of this ownership change, the Company’s use of its net operating loss carryforwards subsequent to that date will be subject to an annual limitation. Management does not believe that this annual limitation will impact the Company’s ability to utilize its net operating losses during the carryforward period.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Federal income tax provision
Current	$—	$—	$—
Deferred	—	—	—
State income tax provision
Current	422	625	1,358
Deferred	—	—	—

Provision for income taxes	$422	$625	$1,358

      Reconciliation of the federal statutory income tax rate to the effective tax rate, was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Tax computed at statutory rate	$2,339	$5,185	$(935)
State taxes, net of federal benefit	274	407	883
Amortization of goodwill	—	—	2,679
Valuation allowance	(2,515)	(5,203)	(1,484)
Other items	324	236	215

Provision for income taxes	$422	$625	$1,358

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

15.	Related Parties

Stockholders Agreement

      Atrium Corporation is party to a stockholders agreement with ATR Acquisition, LLC and ML IBK Positions, Inc. Pursuant to the stockholders agreement, Mr. Hull has been designated Chairman of our board of directors and of the board of directors of Atrium Corporation in accordance with his employment agreement. Each of the other members of our board of directors and the board of directors of Atrium Corporation have been designated by ATR Acquisition, LLC. For more information about the composition of our board of directors see “Certain Relationships and Related Party Transactions — Limited Liability Company Agreement.”

      The stockholders agreement contains customary terms, including terms regarding transfer restrictions, rights of first offer, tag-along rights, drag-along rights, preemptive rights with respect to our capital stock and veto rights with respect to certain corporate actions including but not limited to:

•	a supermajority consent of the members of ATR Acquisition, LLC to approve any sale, merger, or other corporate reorganization or restructuring or transfer of control involving the Company;

•	unanimous consent of the members of ATR Acquisition, LLC to amend the stockholders agreement, the Company’s certificate of incorporation, by-laws or other organizational documents; and

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	unanimous consent of the members of ATR Acquisition, LLC to alter the maximum number of directors comprising the Company’s board of directors.

Management Agreement

      We are party to a management agreement with JLK Operations, Inc., an affiliate of Kenner for management and financial advisory services and oversight to be provided to us and our subsidiaries. Pursuant to the management agreement, we have agreed to pay to JLK Operations, Inc. an annual advisory fee of $250 plus expenses, payable on a quarterly basis in advance. Payment of the annual fee under the management agreement is subject to the terms of our credit and financing arrangements.

      Atrium Corporation paid Kenner and/or its affiliates a one-time transaction fee of $8,000 upon consummation of the Merger.

      In addition, Atrium Corporation paid a transaction fee of $1,000 to UBS Capital Americas, LLC and Merrill Lynch Global Partners, Inc. in connection with and upon the consummation of the Merger.

Consulting Agreement

      The Company entered into a consulting, noncompetition and nonsolicitation agreement with John Ellison, the former owner of Ellison. The term of the agreement commenced October 25, 2000, was amended in June 2001 and was terminated in connection with the Merger. Under this agreement, Mr. Ellison provided the Company with consulting services with respect to the matters of Ellison, as well as various strategies for expanding the Company’s customer base and increasing its sales. During the term of his agreement, Mr. Ellison was to receive payments in the aggregate amount of $2,600, payable in 18 installments of $12 each, on the fifteenth and last day of each month and 150 installments of $16 on the fifteenth and last day of each month beginning on July 31, 2001 and continuing thereafter to and including October 15, 2007. The Company paid Mr. Ellison $1,226 to terminate the agreement on December 10, 2003.

Notes Receivable

      Included in prepaid expenses and other current assets are the following receivables due from related parties (none of which are executive officers of the Company) at December 31:

	2003	2002

Receivables from employees	$98	$167

16.	Commitments and Contingencies

Employment Agreements

      The Company has entered into employment agreements with several key executives of the Company including its Chairman, President and Chief Executive Officer, its Chief Financial Officer, its Co-Chief Operating Officers, its General Counsel and several Divisional Presidents, Vice Presidents, General Managers and Sales Managers. The agreements generally provide for terms of employment, annual salaries, bonuses, benefits, eligibility for option awards and severance.

Operating Leases

      The Company has entered into operating lease agreements for office and manufacturing space, automobiles, and machinery and equipment with unrelated third parties, and related parties of the Company. Total rent expense for 2003, 2002 and 2001 was $25,486, $23,683 and $23,197, respectively. Of these totals, amounts paid to related parties were $626, $456 and $1,665 for 2003, 2002 and 2001, respectively. The

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company terminated a lease agreement with a related party in November 2001, and entered into replacement lease agreements with an unrelated third party. Future minimum rents due under operating leases with initial or remaining terms greater than twelve months are as follows:

Total

2004	$13,844
2005	12,369
2006	10,179
2007	7,086
2008	6,242
Thereafter	58,341

$108,061

      Certain lease agreements provide for increased payments based on changes in the consumer price index. Additionally, under certain lease agreements the Company is obligated to pay insurance and taxes.

Forward Commitments

      The Company has contracts with various suppliers to purchase aluminum and zinc for use in the manufacturing process. The contracts vary from one to twelve months and are at fixed quantities with fixed and floating prices. As of December 31, 2003, the Company had forward commitments for 65,465,000 pounds of aluminum, of which 5,000,000 pounds were at fixed prices. The fixed contracts totaled $3,796 for delivery through December 2004. As of December 31, 2003, the Company had forward commitments for 1,080,000 pounds of zinc at a fixed price. The fixed contracts totaled $529 for delivery through December 2004.

Contingencies

      The Company has four unionized facilities within the State of Texas, all of which are represented by the Union of Needletrades, Industrial and Textile Employees (“UNITE!”). During May of 2001, the Company entered into a three-year collective bargaining agreement with UNITE! which will expire in 2004. We expect to begin negotiations for a new collective bargaining agreement in April 2004 and renew the collective bargaining agreement shortly thereafter.

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 85 that are members of the site’s steering committee. Two main PRP’s, Glidden and Sherwin Williams, account for approximately 46% of all liability. The Company’s costs to date associated with this site have been approximately $78, with a current credit for overpayment of $30.

      The Company believes that based on the information currently available, including the substantial number of other PRP’s and relatively small share allocated to it at such sites, its liability, if any, associated with either of these sites will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

      The Company owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are expected not to exceed $150. The previous owner of the property has established an escrow of $400 to remediate the associated costs. The Company sold this property in December 1999. The Company has established a letter of credit of $250 to cover any costs of remediation exceeding the previous owner’s escrow. The Company expects a closure certificate to be issued by January 2005, at which time the letter of credit will expire. The Company believes the existing escrow amount is adequate to cover costs associated with this clean-up.

      In connection with the sale of one of the Company’s facilities in December 2002, a $250 escrow was established. The escrow is receivable upon the Company obtaining an environmental innocent ownership certification on the building. The Company is currently in the process of applying for the certification and expects to be refunded the entire $250 escrow during 2004.

      In addition to the foregoing contingencies, the Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

17.	Other Income, Net

      Other income, net consists of the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Rental, interest and other income	$355	$214	$364
Other expense	(286)	(192)	(384)

	$69	$22	$(20)

18.	Stock Options

2003 Stock Option Plan

      Atrium Corporation adopted the Atrium Corporation 2003 Stock Option Plan (the “2003 Plan”) on December 10, 2003, which provides for the grant of options to purchase common stock of Atrium Corporation to our key employees and eligible non-employees. The 2003 Plan provides for the grant of options to purchase up to 14,000 shares of common stock of Atrium Corporation. Immediately following the consummation of the Merger, a total of 8,750 options to purchase shares of common stock of Atrium Corporation were outstanding under the 2003 Plan.

      Options granted under the 2003 Plan have a term of ten years from the date of grant and vest in equal installments either on the annual anniversary of grant or on the last day of each month over a period of five years, subject to continued employment. No option is exercisable until it has vested.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Upon termination of the optionee for cause or voluntary termination by the optionee without good reason, all unvested options are automatically forfeited. Upon termination of employment of an optionee for any reason or if a sale of the company, as defined in the 2003 Plan, occurs, Atrium Corporation has the right to purchase all or any portion of the optionee’s vested options and any shares of common stock of Atrium Corporation held by the optionee as a result of the exercise of an option.

      The 2003 Plan provides that, unless specifically approved otherwise, all options granted are in the form of nonqualified options, which are options that do not qualify for favored tax treatment under Section 422 of the Internal Revenue Code. All options granted to date under the 2003 Plan are nonqualified options. Options are not transferable other than in accordance with the laws of descent and distribution. All shares of common stock issued upon exercise of options are subject to a right of first refusal that provides Atrium Corporation or its designee with the right to purchase such shares in the event of any proposed transfer thereof by the optionee.

      As a condition to the grant of the options under the 2003 Plan, each holder of such options was required to execute an option agreement containing certain repurchase provisions.

Replacement Stock Option Plan

      Atrium Corporation adopted the Atrium Corporation Replacement Stock Option Plan (the “Replacement Plan”) on December 31, 2003, which provides for the grant of options to purchase Atrium Corporation’s common stock in replacement of outstanding options of our former parent in connection with the Merger. The Replacement Plan provides for the grant of up to 1,105 options to purchase shares of common stock of Atrium Corporation, all of which were outstanding as of December 31, 2003. Options granted under the Replacement Plan have a term of ten years from the date of grant, subject to continued employment, and vest ratably over a period of three years on the last day of each month during such period. No option is exercisable until it is vested. These options have an exercise price of $0.01 per share.

      Upon termination of an optionee’s employment for any reason or upon sale of the Company, Atrium Corporation has the right to repurchase all or any portion of the replacement options held by the optionee. As a condition to the grant of the replacement options, each holder of a replacement option was required to execute a buy-sell agreement containing the repurchase provisions.

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

Hull Warrants

      In connection with the Merger and entry into his employment agreement, Mr. Hull was granted warrants to purchase 7,750 shares of Atrium Corporation’s common stock. 4,000 of these shares fully vested on February 1, 2004 and were exercised on February 27, 2004 at an exercise price of $.01 per share. With respect to the remaining 3,750 shares, the warrant vests ratably on a monthly basis over a five-year period and has an exercise price of $1,000 per share. Notwithstanding the foregoing, all of the remaining warrants will immediately vest upon a sale of the Company or upon a change control.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Option Plans

      Prior to the Merger, the Company’s employees participated in the 1998 option plan and the 1998 replacement plan. Upon the Merger, all such options vested and were either exercised or cancelled. The activity of these plans is summarized in the table below.

      The following table summarizes the transactions of the 2003 Plan, the Hull Warrants and the Replacement Plan (combined) for the year ended December 31, 2003 and the transactions of the 1998 Plan and the Replacement Plan for the years ended December 31, 2003, 2002 and 2001:

	December 31,	December 31,	December 31,
	2003(1)	2002(1)	2001(1)

Outstanding awards, beginning of period	9,646	9,446	11,916
Granted	17,605	591	159
Canceled or expired	(3,659)	(305)	(2,493)
Exercised	(5,987)	(86)	(136)

Outstanding awards, end of year	17,605	9,646	9,446

Weighted average grant-date fair value of awards	$1,000	$1,182	$1,182
Weighted average exercise price of awards exercised	$917	$9	$9
Weighted average exercise price of awards granted	$710	$1,182	$1,182
Weighted average exercise price, end of period	$710	$1,033	$1,006
Awards exercisable, end of period	—	7,097	4,755
Awards available for future grant	5,250	6,100	6,386

(1)	The number of shares and exercise prices have been adjusted for the December 10, 2003 exchange of 11 existing shares for 10 new shares in Atrium Corporation.

      The following table summarizes information about stock options (including warrants) outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (months)	Price	Exercisable	Price

Options:
$.01-$999	5,105	120	$.01	—	—
$1,000 or greater	12,500	120	$1,000	—	—

	17,605			—

      In 1995, the FASB issued SFAS 123, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the stock based plans. Adoption of the cost recognition provisions of SFAS 123 is optional, and the Company has not elected the provisions of SFAS 123. However, pro forma disclosures, as if the Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123. During 2003, 2002 and 2001, the Company granted only nonqualified stock options and warrants under the plans. See Note 1 for these pro forma disclosures.

      The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 2003, 2002 and 2001: dividend yield of 0.0%; risk-free interest rate of 6.23%; and the expected life of 5 years. In determining the “minimum value” SFAS 123 does not require the volatility of the Company’s common stock underlying the

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options to be calculated or considered because the Company was not publicly-traded when the options were granted.

19.	Operating Segment Information

      The Company is engaged in the manufacture and sale of windows, doors and various other building materials throughout North America and is organized within two principal operating segments, including the Windows and Doors Segment and the Components Segment. Individual subsidiary companies are included in each of the Company’s two principal operating segments based on the way the chief operating decision maker manages the business and on the similarity of products, production processes, customers and expected long-term financial performance. In the tables below, Corporate and Other include corporate overhead costs and certain income and expense items not allocated to reportable operating segments, including expenses incurred in connection with the Merger.

      The Windows and Doors Segment fabricates, distributes and installs products primarily for the residential new construction and repair and remodel markets. The principal products sold by the segment include vinyl and aluminum windows and doors. The Components Segment principally manufactures component parts utilized in the fabrication of aluminum and vinyl windows and doors, including aluminum and vinyl extrusion, zinc die-casted hardware and fiberglass and aluminum screens.

      The accounting policies of the operating segments are the same as those described in Note 1 (Summary of Significant Accounting Policies). The Company evaluates operating segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The income statement impact of all purchase accounting adjustments, including goodwill and intangible assets amortization, is reflected in the operating earnings of the applicable operating segment.

      Identifiable assets by operating segment are those used in operations by each segment. Corporate and Other assets are principally cash and cash equivalents, deferred tax assets, certain property, plant and equipment, deferred financing costs and retained interest in sold accounts receivable.

      In accordance with the adoption of SFAS No. 142 in 2002, the Company allocated all goodwill and intangible assets previously included in unallocated assets to the Company’s operating segments. Accordingly, the amounts for all prior periods have been reclassified to conform to the 2003 presentation.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for the Company’s reportable operating segments is presented in the tables that follow for each of the three years in the period ended December 31, 2003:

	For the Years Ended December 31,

	2003	2002	2001

	(Amounts in thousands)
Net Sales:
Windows and Doors	$543,217	$491,584	$471,255
Components	100,916	81,451	75,181
Intersegment Eliminations	(46,323)	(36,736)	(29,373)

Consolidated net sales	$597,810	$536,299	$517,063

Income from Operations:
Windows and Doors	$53,576	$55,665	$58,065
Components	7,880	3,307	5,099
Corporate and Other	(18,625)	(8,484)	(26,702)

Consolidated income from operations	42,831	50,488	36,462
Interest expense	36,218	35,901	39,950
Other income (expense), net	69	22	(20)

Income (loss) before income taxes	$6,682	$14,609	$(3,508)

	December 31,

	2003	2002	2001

	(Amounts in thousands)
Segment Assets:
Windows and Doors	$445,314	$369,016	$365,495
Components	91,807	59,780	59,232
Corporate and Other	70,346	59,524	59,480

	$607,467	$488,320	$484,207

Segment Goodwill:
Windows and Doors	$300,567	$286,787	$286,787
Components	66,819	49,075	49,075
Corporate and Other	9,377	9,377	9,377

	$376,763	$345,239	$345,239

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002	2001

	(Amounts in thousands)
Depreciation and Amortization:
Windows and Doors	$12,050	$10,555	$19,511
Components	2,735	2,125	2,603
Corporate and Other	2,654	2,205	2,301

Consolidated depreciation and amortization	$17,439	$14,885	$24,415

Capital Expenditures(1):
Windows and Doors	$11,678	$9,589	$2,807
Components	2,843	2,075	4,014
Corporate and Other	4,424	(507)	1,163

Consolidated capital expenditures	$18,945	$11,157	$7,984

(1)	Capital expenditures are net of proceeds from sales of assets.

20.	Employee Benefit Plans

      The Company maintains an employees’ savings plan under Section 401(k) of the Internal Revenue Code (“Atrium Plan”). The Company makes discretionary matching contributions equal to 50% of the first 4% of the employee’s contribution. The Company contributed $977, $1,016 and $1,107 during 2003, 2002 and 2001, respectively.

21.	Subsidiary Guarantors

      The Company’s payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by its wholly-owned subsidiaries (collectively, the “Subsidiary Guarantees”): Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of Arizona, Atrium Door and Window Company — West Coast, Atrium Vinyl, Inc. (formerly known as Heat, Inc.), Thermal Industries, Inc., Atrium Door and Window Company of the Northwest (formerly known as Best Built, Inc.), Atrium Door and Window Company of the Rockies (formerly known as Champagne Industries, Inc.), Wing Industries, Inc., R.G. Darby Company, Inc., Total Trim, Inc, Atrium Extrusion Systems, Inc. (formerly known as VES, Inc.), Superior Engineered Products Corporation, MD Casting, Inc. and Aluminum Screen Manufacturers, Inc. (collectively, the “Guarantor Subsidiaries”). The following subsidiaries do not guarantee the Company’s Notes: Atrium Funding Corporation, Atrium Ventanas de Mexico and Atrium Servicios de Mexico (collectively, the “Non-Guarantor Subsidiaries”). The operations and cash flows of all subsidiaries are presented for; all periods covered except for: the operations of Superior, which are presented since its date of acquisition on December 31, 2003; Aluminum Screen, which are presented since its date of acquisition on October 1, 2003; MD Casting, which are presented since its date of acquisition on January 31, 2003 and Atrium Ventanas de Mexico and Atrium Servicios de Mexico, which are presented since their inception in March 2002. The balance sheet information includes all subsidiaries as of December 31, 2003 and all subsidiaries except for Superior, Aluminum Screen and MD Casting, as of December 31, 2002. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including senior indebtedness) which the Company may incur.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2003

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,313	$(12,475)	$(27,989)	$2,864	$7,713
Accounts receivable, net	8,174	212	—	—	8,386
Retained interest in sold accounts receivable	—	24,462	—	—	24,462
Inventories	26,463	50	23,624	(1,148)	48,989
Prepaid expenses and other current assets	3,159	133	4,715	—	8,007
Deferred tax asset	12,621	—	270	(10,296)	2,595

Total current assets	95,730	12,382	620	(8,580)	100,152
PROPERTY, PLANT AND EQUIPMENT, net	40,335	3	50,339	(3)	90,674
GOODWILL	197,755	—	179,008	—	376,763
INTANGIBLE ASSETS	12,900	—	—	—	12,900
DEFERRED FINANCING COSTS, net	—	—	16,298	—	16,298
OTHER ASSETS, net	2,220	37	8,432	—	10,689

Total assets	$348,940	$12,422	$254,697	$(8,583)	$607,476

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,225	$—	$2,077	$—	$3,302
Accounts payable	7,686	11	17,566	2,773	28,036
Accrued liabilities	12,218	81	21,962	—	34,261

Total current liabilities	21,129	92	41,605	2,773	65,599

LONG-TERM LIABILITIES:
Notes payable	206,279	—	205,611	—	411,890
Deferred tax liability	12,621	—	270	(10,296)	2,595
Other long-term liabilities	1,128	—	1,213	—	2,341

Total long-term liabilities	220,028	—	207,094	(10,296)	416,826

Total liabilities	241,157	92	248,699	(7,523)	482,425

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—
Paid-in capital	86,111	19,509	77,981	—	183,601
Retained earnings (accumulated deficit)	21,672	(7,179)	(71,983)	(1,060)	(58,550)
Accumulated other comprehensive loss	—	—	—	—	—

Total stockholder’s equity	107,783	12,330	5,998	(1,060)	125,051

Total liabilities and stockholder’s equity	$348,940	$12,422	$254,697	$(8,583)	$607,476

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2002

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,189	$(10,540)	$(17,860)	$3,342	$1,131
Accounts receivable, net	1,841	6	—	—	1,847
Retained interest in sold accounts receivable	—	25,209	—	—	25,209
Inventories	15,678	11	18,920	(897)	33,712
Prepaid expenses and other current assets	1,985	24	3,630	470	6,109
Deferred tax asset	8,316	—	—	(6,992)	1,324

Total current assets	54,009	14,710	4,690	(4,077)	69,332
PROPERTY, PLANT AND EQUIPMENT, net	20,818	4	34,503	(3)	55,322
GOODWILL, net	167,899	—	177,340	—	345,239
DEFERRED TAX ASSET	—	—	123	(123)	—
DEFERRED FINANCING COSTS, net	—	—	10,293	—	10,293
OTHER ASSETS, net	1,653	3	6,478	—	8,134

Total assets	$244,379	$14,717	$233,427	$(4,203)	$488,320

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,420	$—	$4,104	$—	$6,524
Deferred tax liability	—	—	123	(123)	—
Accounts payable	6,018	24	13,152	3,341	22,535
Accrued liabilities	21,660	56	9,256	470	31,442

Total current liabilities	30,098	80	26,635	3,688	60,501

LONG-TERM LIABILITIES:
Notes payable	181,298	—	110,203	—	291,501
Deferred tax liability	8,316	—	—	(6,992)	1,324
Other long-term liabilities	560	—	—	—	560

Total long-term liabilities	190,174	—	110,203	(6,992)	293,385

Total liabilities	220,272	80	136,838	(3,304)	353,886

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—
Paid-in capital	4,043	19,756	179,885	—	203,684
Retained earnings (accumulated deficit)	20,064	(5,109)	(78,866)	(899)	(64,810)
Accumulated other comprehensive loss	—	(10)	(4,430)	—	(4,440)

Total stockholder’s equity	24,107	14,637	96,589	(899)	134,434

Total liabilities and stockholder’s equity	$244,379	$14,717	$233,427	$(4,203)	$488,320

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

	(Dollars in thousands)
NET SALES	$225,781	$472	$422,592	$(51,035)	$597,810
COST OF GOODS SOLD	150,397	445	308,533	(50,874)	408,501

Gross profit	75,384	27	114,059	(161)	189,309

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	52,649	780	75,368	—	128,797
Securitization expense	—	1,447	458	—	1,905
Stock compensation expense	—	—	553	—	553
Amortization expense	1,426	—	2,773	—	4,199

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	54,075	2,227	79,152	—	135,454
Special charges	965	—	10,059	—	11,024

	55,040	2,227	89,211	—	146,478

Income (loss) from operations	20,344	(2,200)	24,848	(161)	42,831
INTEREST EXPENSE	18,064	—	18,154	—	36,218
OTHER INCOME (EXPENSE), net	(171)	(66)	306	—	69

Income (loss) before income taxes	2,109	(2,266)	7,000	(161)	6,682
PROVISION (BENEFIT) FOR INCOME TAXES	501	(196)	117	—	422

NET INCOME (LOSS)	$1,608	$(2,070)	$6,883	$(161)	$6,260

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

	(Dollars in thousands)
NET SALES	$199,150	$12	$377,225	$(40,088)	$536,299
COST OF GOODS SOLD	128,240	12	272,222	(40,151)	360,323

Gross profit	70,910	—	105,003	63	175,976

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	48,793	979	66,592	—	116,364
Securitization expense	—	1,398	(265)	—	1,133
Stock compensation expense	—	—	383	—	383
Amortization expense	1,273	—	2,137	—	3,410

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	50,066	2,377	68,847	—	121,290
Special charges	4,198	—	—	—	4,198

	54,264	2,377	68,847	—	125,488

Income (loss) from operations	16,646	(2,377)	36,156	63	50,488
INTEREST EXPENSE	13,240	—	22,661	—	35,901
OTHER INCOME (LOSS), net	(133)	(1)	156	—	22

Income (loss) before income taxes	3,273	(2,378)	13,651	63	14,609
PROVISION FOR INCOME TAXES	277	—	348	—	625

NET INCOME (LOSS)	$2,996	$(2,378)	$13,303	$63	$13,984

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2001

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiary	Parent	Eliminations	Consolidated

	(Dollars in thousands)
NET SALES	$204,210	$—	$345,631	$(32,778)	$517,063
COST OF GOODS SOLD	130,919	—	256,767	(32,889)	354,797

Gross profit	73,291	—	88,864	111	162,266

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	47,111	1,069	59,967	(80)	108,067
Securitization expense	—	1,663	(131)	—	1,532
Stock compensation expense	—	—	582	—	582
Amortization expense	6,906	—	7,504	—	14,410

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	54,017	2,732	67,922	(80)	124,591
Special Charges	—	—	1,213	—	1,213

	54,017	2,732	69,135	(80)	125,804

Income (loss) from operations	19,274	(2,732)	19,729	191	36,462
INTEREST EXPENSE	15,345	—	24,605	—	39,950
OTHER INCOME, net	53	—	60	(133)	(20)

Income (loss) before income taxes	3,982	(2,732)	(4,816)	58	(3,508)
PROVISION FOR INCOME TAXES	1,358	—	—	—	1,358

NET INCOME (LOSS)	$2,624	$(2,732)	$(4,816)	$58	$(4,866)

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	$(8,765)	$(1,654)	$43,577	$90	$33,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,892)	—	(13,439)	—	(19,331)
Proceeds from sales of assets	72	—	314	—	386
Acquisitions	(65,227)	—	(5,826)	—	(71,053)
Other assets	(1,819)	(34)	(3,193)	—	(5,046)

Net cash used in investing activities	(72,866)	(34)	(22,144)	—	(95,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	46,644	(247)	(46,397)	—	—
Proceeds from issuance of add-on notes	26,666	—	26,772	—	53,438
Proceeds from borrowings under term loans	89,820	—	90,180	—	180,000
Payments of capital lease obligations	—	—	(47)	—	(47)
Deferred financing costs	—	—	(12,066)	—	(12,066)
Scheduled principal payments on term loans	(2,044)	—	(2,053)	—	(4,097)
Additional principal payments on term loans	(60,331)	—	(60,572)	—	(120,903)
Distribution to Atrium Corporation, net	—	—	(27,379)	—	(27,379)
Checks drawn in excess of bank balances	—	—	—	(568)	(568)

Net cash provided by (used in) financing activities	100,755	(247)	(31,562)	(568)	68,378

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,124	(1,935)	(10,129)	(478)	6,582
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,189	(10,540)	(17,860)	3,342	1,131

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,313	$(12,475)	$(27,989)	$2,864	$7,713

ATRIUM COMPANIES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

	Guarantor	Non-Guarantor		Reclassifications/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	$25,540	$(13,305)	$14,854	$—	$27,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,861)	(5)	(7,241)	—	(13,107)
Proceeds from sales of assets	80	—	1,870	—	1,950
Other assets	(1,071)	(3)	(3,104)	—	(4,178)

Net cash used in investing activities	(6,852)	(8)	(8,475)	—	(15,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	46,786	2,025	(48,811)	—	—
Payments of notes payable and capital lease obligations	(8)	—	(15)	—	(23)
Scheduled principal payments on term loans	(3,380)	—	(2,104)	—	(5,484)
Additional principal payments on term loans	(4,456)	—	(2,772)	—	(7,228)
Distribution to Atrium Corporation, net	—	—	(168)	—	(168)
Checks drawn in excess of bank balances	—	—	—	1,033	1,033

Net cash provided by (used in) financing activities	38,942	2,025	(53,870)	1,033	(11,870)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,630	(11,288)	(47,491)	1,033	(116)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(31,441)	748	29,631	2,309	1,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,189	$(10,540)	$(17,860)	$3,342	$1,131

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiary	Parent	Eliminations	Consolidated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	$26,500	$(16,984)	$40,920	$1	$50,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,041)	—	(11,063)	—	(14,104)
Proceeds from sales of assets	5,238	—	882	—	6,120
Other assets	(1,338)	—	(1,274)	—	(2,612)

Net cash used in investing activities	859	—	(11,455)	—	(10,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	17,732	(17,732)	—	—
Payments of notes payable	(100)	—	(151)	—	(251)
Net borrowings/(payments) under revolving credit facility	(7,661)	—	(11,339)	—	(19,000)
Deferred financing costs	—	—	(388)	—	(388)
Scheduled principal payments on term notes	(2,309)	—	(3,419)	—	(5,728)
Additional principal payments on term notes	(14,711)	—	(5,289)	—	(20,000)
Contributions from (distributions to) Atrium Corp	—	—	7,248	—	7,248
Checks drawn in excess of bank balances	—	—	—	(5,121)	(5,121)

Net cash provided by financing activities	(24,781)	17,732	(31,070)	(5,121)	(43,240)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,578	748	(1,605)	(5,120)	(3,399)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(34,019)	—	31,236	7,429	4,646

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(31,441)	$748	$29,631	$2,309	$1,247

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL

STATEMENT SCHEDULE

To the Board of Directors and

Stockholder of Atrium Companies, Inc.:

      Our audits of the consolidated financial statements of Atrium Companies, Inc. referred to in our report dated March 30, 2004, appearing in this Annual Report on Form 10-K also included an audit of the related financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 30, 2004

S-1

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION QUALIFYING ACCOUNTS
(Dollars in thousands)

		Column C — Additions

	Column B —	(1)	(2)
	Balance at	Charged to	Acquired	Column D —	Column E —
	Beginning	Costs and	Through	Deductions —	Balance at
Column A — Description	of Period	Expenses	Acquisition	Write-Offs(a)	End of Period

Allowance for doubtful accounts:
Year ended December 31, 2001	$3,510	$1,666	$—	$(5,023)	$153
Year ended December 31, 2002	$153	$(25)	$—	$(46)	$82
Year ended December 31, 2003	$82	$—	$—	$(16)	$66

(a)	includes write-offs, net of recoveries, and adjustment to writedown receivables sold to AFC at fair value.

		Column C — Additions

	Column B —	(1)	(2)
	Balance at	Charged to	Acquired	Column	Column E —
	Beginning	Costs and	Through	D —	Balance at
Column A — Description	of Period	Expenses	Acquisition	Deductions	End of Period

Income tax valuation allowance:
Year ended December 31, 2001	$18,150	$2,137 (b)	$—	$(1,584)	$18,703
Year ended December 31, 2002	$18,703	$9,193	$—	$(7,531)	$20,365
Year ended December 31, 2003	$20,365	$—	$(2,729)	$(6,317)	$11,319

(b)	includes the cumulative-effect adjustment of adoption of SFAS No. 133.

		Column C — Additions

	Column B —	(1)	(2)
	Balance at	Charged to	Acquired	Column	Column E —
	Beginning	Costs and	Through	D —	Balance at
Column A — Description	of Period	Expenses	Acquisition	Deductions	End of Period

Inventory allowance:
Year ended December 31, 2001	$491	$1,181	$—	$(116)	$1,556
Year ended December 31, 2002	$1,556	$66	$—	$(1,010)	$612
Year ended December 31, 2003	$612	$—	$—	$(48)	$564

S-2

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of October 27, 2003, by and among KAT Holdings, Inc., KAT Acquisition Corp., Atrium Corporation and the Securityholders Parties as defined therein(2)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 6, 2003, by and among KAT Holdings, Inc., KAT Acquisition Corp., Atrium Corporation and the Securityholders Parties as defined in the Agreement and Plan of Merger(2)
2.3	Certificate of Merger, dated December 10, 2003, by and among KAT Holdings, Inc. and Atrium Corporation(1)
3.1	Amended and Restated Certificate of Incorporation of Atrium Companies, Inc.(9)
3.2	Amended and Restated Bylaws of Atrium Companies, Inc.(1)
4.1	Indenture, dated as of May 17, 1999, by and among Atrium Companies, Inc., the Guarantors named therein and the State Street Bank and Trust Company(3)
4.2	First Supplemental Indenture, dated as of October 25, 2000, by and among Atrium Companies, Inc., the Guarantors named therein and the State Street Bank and Trust Company(7)
4.3	Second Supplemental Indenture, dated as of January 24, 2003, by and among Atrium Companies, Inc., the Guarantors named therein and the State Street Bank and Trust Company(1)
4.4	Third Supplemental Indenture, dated as of November 18, 2003, by and among Atrium Companies, Inc., the Guarantors named therein and the State Street Bank and Trust Company(1)
4.5	Registration Rights Agreement, dated as of December 10, 2003, by and among Atrium Companies, Inc., the Guarantors named therein, UBS Securities LLC and CIBC World Markets Corp.(1)
4.6	Registration Rights Agreement, dated as of December 10, 2003, by and among ATR Acquisition, LLC, Atrium Corporation and the Investors defined therein(1)
4.7	Note Purchase Agreement, dated as of December 3, 2003, among KAT Holdings, Inc. and the Issuers named therein(1)
10.1	Stock Purchase Agreement, dated as of December 19, 2003, by and among Superior Engineered Products Corporation, Paul Oddo, David Oddo and Angeline Oddo, Atrium Companies, Inc., Atrium Corporation, and each of the Shareholders named therein(4)
10.2	Employment Agreement dated as of December 10, 2003 between Atrium Corporation, Atrium Companies, Inc and Jeff L. Hull(1)
10.3	Employment Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and Eric W. Long(5)
10.4	Employment Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and Robert E. Burns(5)
10.5	Employment Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and C. Douglas Cross(5)
10.6	Employment Agreement, dated as of September 30, 2002, among Atrium Corporation, Atrium Companies, Inc. and Philip J. Ragona(5)
10.7	Buy-Sell Agreement, dated December 10, 2003 between Atrium Corporation and Jeff L. Hull(1)
10.8	Buy-Sell Agreement, dated December 10, 2003 between Atrium Corporation and Eric W. Long(1)
10.9	Buy-Sell Agreement, dated December 10, 2003 between Atrium Corporation and Robert E. Burns(1)
10.10	Buy-Sell Agreement, dated December 10, 2003 between Atrium Corporation and C. Douglas Cross(1)
10.11	Buy-Sell Agreement, dated December 10, 2003 between Atrium Corporation and Philip J. Ragona(1)

E-1

Exhibit
Number	Description of Exhibits

10.12	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Jeff L. Hull(6)
10.13	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Eric W. Long(6)
10.14	Indemnification Agreement, dated as of September 30, 2002, between Atrium Corporation and Philip J. Ragona(5)
10.15	Indemnification Agreement, dated as of October 25, 2000, between Atrium Corporation and C. Douglas Cross(6)
10.16	Receivable Purchase Agreement, dated as of July 31, 2001, among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt Burns Corp.(8)
10.17	Purchase and Sale Agreement, dated July 3, 2001, between the various entities listed on Schedule A thereto and Atrium Funding Corp.(8)
10.18	Amendment No. 1, dated as of July 30, 2002, to the Receivable Purchase Agreement, dated as of July 31, 2001, among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt Corp.(8)
10.19	Amendment No. 2, dated as of September 23, 2002 to the Receivable Purchase Agreement dated as of July 31, 2001 and amended as of July 30, 2002 among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt Corp.(5)
10.20	Amendment No. 3, dated as of July 2, 2003 to the Receivable Purchase Agreement dated as of July 31, 2001 and amended as of July 30, 2002 among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt(1)
10.21	Amendment No. 4, dated as of December 10, 2003 to the Receivable Purchase Agreement dated as of July 31, 2001 and amended as of July 30, 2002 among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt(1)
10.22	ATR Acquisition LLC, Amended and Restated Limited Liability Company Agreement, dated as of December 10, 2003, among the Members as defined therein(1)
10.23	Stockholders Agreement, dated as of December 10, 2003, among Atrium Corporation and the Stockholders as defined therein(1)
10.24	Kenner Management Consulting Agreement, dated as of December 10, 2003, by and among Atrium Corporation, Atrium Companies, Inc. and JLK Operations, Inc.(1)
10.25	Warrant, dated December 10, 2003, issued by Atrium Corporation to Jeff L Hull(1)
10.26	Atrium Corporation Replacement Stock Option Plan, dated December 10, 2003(1)
10.27	2003 Stock Option Plan, dated December 10, 2003(1)
10.28	Credit Agreement, dated as of December 10, 2003, by and among Atrium Companies, Inc., Atrium Corporation, the Guarantors named therein, Canadian Imperial Bank of Commerce, UBS Securities LLC, Antares Capital Corporation and CIT Lending Services Corporation(1)
10.29	Security Agreement, dated as of December 10, 2003, by and among Atrium Companies, Inc., the Guarantors named therein and Canadian Imperial Bank of Commerce(1)
10.30	Indemnification Escrow Agreement, dated December 10, 2003, by and among KAT Holdings, Inc., Ardatrium, L.L.C., and Wells Fargo Bank, N.A.(1)
21.1	Subsidiaries of Atrium Companies, Inc.(1)
31.1	Certification by Chief Executive Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification by Chief Financial Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.

(2)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K, dated December 10, 2003 and filed on December 18, 2003.

E-2

(3)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K, dated October 24, 2000 and filed on November 9, 2000.

(4)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K, dated December 31, 2003 and filed on January 15, 2004.

(5)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 10-K, for the fiscal year ended December 31, 2002, and filed on March 31, 2003.

(6)	Incorporated by reference from Atrium Corporation’s Registration Statement on Form S-4, dated January 22, 2001, Commission File No. 333-54122.

(7)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 10-K filed on April 1, 2002.

(8)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K filed on August 14, 2001.

(9)	Incorporated by reference from Atrium Companies. Inc.’s Registration Statement on Form S-4, dated January 21, 1997, Commission File No. 333-20095.

E-3