Form 10-K/A
period 2003-12-31
ATRIUM COMPANIES INC
filed 2004-04-09
CIK 1029336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

      We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“Form 10-K”) as filed with the Securities and Exchange Commission on March 30, 2004, to correct certain errors. Specifically,

      (1) In Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations:

(a) in the Discussion of Results by Reporting Segment, for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002, Windows and Doors, Net Sales, the Company’s sales growth at its aluminum window operations was $9,040, or 5.0%, not $9,510, or 5.2%, and growth at its vinyl operations was $3,945, or 1.4%, not $4,836 or 1.4%; and

(b) in the Discussion of Results by Reporting Segment, for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001, Windows and Doors, Income From Operations, (i) income from operations increased from 8.2% of net sales during 2001, not 10.1% and (ii) the Company expanded the disclosure of this item to attribute the increase to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”); and

(c) in the Discussion of Results by Reporting Segment, for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001, Components, Income From Operations, (i) income from operations increased $1,542 from $1,765, or 2.3% of net sales, not decreased $125 from $3,432 or 4.6% of net sales and (ii) the Company expanded disclosure of this item to attribute the increase to the Company’s adoption of SFAS 142 and disclose that the increase was partially offset by a decrease in income from operations excluding goodwill amortization.

      (2) In Item 8 — Financial Statements and Supplementary Data:

(a) in the Notes to the Company’s Consolidated Financial Statements, Note 19, “Operating Segment Information,” in the chart containing the summarized financial information, Income from Operations, for the Year Ended December 31, 2001, (i) Windows and Doors was $38,585, not $58,065; (ii) Components was $1,765, not $5,099; and (iii) Corporate and Other was a loss of $3,888, not a loss of $26,702; and

(b) in the Notes to the Company’s Consolidated Financial Statements, Note 21, “Subsidiary Guarantors,” the disclosure has been changed to reflect the Parent Company’s investment in subsidiaries and the Parent Company’s equity in income (loss) of subsidiaries.

      As described in Notes 19 and 21 to Consolidated Financial Statements, the Company has restated its previously reported segment information for 2001 and its previously reported subsidiary guarantor condensed financial statements. The restatement had no impact on the Company’s consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and other comprehensive income (loss) and of cash flows.

      (3) In Item 12 — Security Ownership of Certain Beneficial Owners and Management:

(a) in the Beneficial Ownership Table, the percentage of shares outstanding held by ATR Acquisition, LLC is 92.5%, not 93.9%, by Jeffrey L. Kenner, 92.5%, not 93.9%, by Justin Maccarone, 92.5%, not 93.9%, by Nathan C. Thorne, 96.4%, not 97.8% and all directors and executive officers as a group, 97.9%, not 99.6%; and

(b) in footnotes 5, 6 and 7 to the Beneficial Ownership Table, the correct share amount in the first sentence is 251,453, not 251,654, and in footnote 7, the shares owned by ML IBK Positions, Inc. are 10,646, not 10,446.

      With the exception of conforming changes in other parts of this Form 10-K and nonmaterial language changes, this Amendment No. 1 to Form 10-K does not change any other portion of the Form 10-K.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

2003 FORM 10-K

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

2003 Acquisitions

      Miniature Die Casting. On January 31, 2003, we acquired substantially all of the assets of Miniature Die Casting of Texas, L.P. (“MD Casting”), a zinc die cast hardware manufacturer located in Fort Worth, Texas, for approximately $3.3 million in cash, transaction fees of approximately $.1 million and an additional amount of up to $.6 million to be paid over three years upon the achievement by MD Casting of certain financial targets.

      Danvid. On April 1, 2003, we acquired substantially all of the assets of Danvid Window Company (“Danvid”), an aluminum and vinyl window manufacturer located in Dallas, Texas, for approximately $5.5 million in cash, $.3 million in transaction fees and the assumption of certain liabilities.

      Aluminum Screen. On October 1, 2003, we acquired substantially all of the assets of Aluminum Screen Manufacturing Ltd., L.L.P., Aluminum Screen Products, Inc. and Aztex Screen Products (collectively, “Aluminum Screen”), a screen manufacturer with manufacturing and distribution operations in Dallas, Houston, Las Vegas, Phoenix and Cuidad Juarez, Mexico, for $16.5 million in cash, and approximately $.8 million in transaction fees.

      Superior. On December 31, 2003, we acquired all of the capital stock of Superior Engineered Products Corporation (“Superior”), a manufacturer of windows and other building materials based in Ontario, California, for $47.5 million in cash, approximately $.4 million in transaction fees and $5.0 million in Atrium Corporation stock.

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

      The acquisition of Atrium Corporation was made by an investor group led by Kenner & Company, Inc., a New York based private investment firm, and certain members of our management, including Jeff L. Hull, our Chairman, President and Chief Executive Officer. The investor group included: KAT Holdings, L.P. and KAT Group, L.P., special purpose Kenner investment partnerships; UBS Capital Americas II, LLC; ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001 and management. At the closing of the merger, $12.4 million of equity securities owned by certain of Atrium Corporation’s existing stockholders were exchanged for similar securities in KAT Holdings, Inc. and the investor group contributed an additional $251.6 million to KAT Holdings, Inc., including $251.5 million from ATR Acquisition, LLC, the members of which are KAT Holdings, L.P., KAT Group, L.P., UBS Capital Americas II, LLC, ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001.

      In connection with the merger, we renewed our existing accounts receivable securitization facility for a period of five years and repaid our existing senior revolving credit and term loan facilities with a new revolving credit facility of $50.0 million, which was undrawn at the close of the merger, and a new $180.0 million term loan facility. We also issued an additional $50.0 million of 10 1/2% senior subordinated notes, or “add-on notes,” and left the existing $175.0 million of 10 1/2% senior subordinated notes outstanding. $40.0 million of the new term loan facility was funded into escrow upon closing of the merger and was released to fund a portion of the acquisition of Superior on December 31, 2003.

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

      Each of the foregoing transactions, along with the merger, is referred to herein collectively as “the Transactions.”

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

Employees

      We employ approximately 6,100 people, of whom approximately 6,000 are employed at our manufacturing facilities and distribution centers and approximately 100 are employed at our corporate headquarters in Dallas, Texas. Approximately 1,290 of our hourly employees are covered by collective bargaining agreements. We entered into a three-year collective bargaining agreement in May 2001 with the Union of Needletrades, Industrial and Textile Employees (“UNITE!”) covering such employees at three manufacturing facilities located in Dallas, Texas. This collective bargaining agreement expires in May 2004. We expect to begin negotiations for a new collective bargaining agreement in late April 2004 and expect to renew the agreement shortly thereafter. There are no union affiliations with any of our other divisions or subsidiaries. We believe that our relationship with our employees is good.

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

Recent Developments

      None.

Item 2.	Properties

      Our operations are conducted at the owned or leased facilities described below:

		Capacity
Location	Principal Use	(Square Feet)	Own/Lease

Windows and Doors
Ontario, California	Fabrication of windows and other building products	397,585	Lease
Welcome, North Carolina	Fabrication of vinyl windows	376,200	Lease
Dallas, Texas	Fabrication of aluminum and vinyl windows	342,000	Lease
Phoenix, Arizona	Fabrication of aluminum and vinyl windows	220,000	Lease
Carrollton, Texas	Fabrication of aluminum and vinyl windows	211,500	Lease
Dallas, Texas	Fabrication of aluminum and vinyl windows	200,000	Lease
Murrysville, Pennsylvania	Fabrication of vinyl windows	166,000	Lease
Denver, Colorado	Fabrication of vinyl windows	108,000	Lease
Pittsburgh, Pennsylvania	Fabrication of deck/dock and patio enclosures	82,100	Lease
Anaheim, California	Fabrication of vinyl windows	80,000	Lease
Bridgeport, Connecticut	Fabrication of vinyl windows	75,000	Lease
Yakima, Washington	Fabrication of vinyl windows	58,000	Lease
Clinton, Massachusetts	Fabrication of vinyl windows	31,000	Own
New Boston, Texas	Fabrication of aluminum windows	30,000	Lease
Tennessee Colony, Texas	Fabrication of aluminum windows	24,000	Lease

		Capacity
Location	Principal Use	(Square Feet)	Own/Lease

Florence, Alabama	Door pre-hanging; warehouse	60,000	Lease
Pittsburgh, Pennsylvania	Distribution of vinyl windows	68,000	Lease
Hayward, California	Distribution of windows and other building products	22,600	Lease
Hayward, California	Distribution of vinyl windows	20,400	Lease
Colorado Springs, Colorado	Distribution of vinyl windows	14,700	Lease
Portland, Oregon	Distribution of vinyl windows	10,080	Lease
Chatsworth, California	Distribution of vinyl windows	10,000	Lease
Las Vegas, Nevada	Distribution of aluminum and vinyl windows	7,500	Lease
Everett, Washington	Distribution of vinyl windows	6,000	Lease
Houston, Texas	Distribution of aluminum and vinyl windows	2,500	Lease
Mexico City, Mexico	Distribution of windows and extrusion	650	Lease
Components
Wylie, Texas	Extrusion of aluminum	205,000	Lease
Irving, Texas	Fabrication of aluminum screens	75,000	Lease
Welcome, North Carolina	Extrusion of vinyl	51,300	Lease
Fort Worth, Texas	Zinc die casting	30,000	Lease
Carrollton, Texas	Extrusion of vinyl	25,200	Lease
Houston, Texas	Fabrication of aluminum screens	17,500	Lease
Phoenix, Arizona	Fabrication of aluminum screens	12,000	Lease
Juarez, Mexico	Fabrication of aluminum screens	9,000	Lease
Las Vegas, Nevada	Fabrication of aluminum screens	7,000	Lease
Idle
Greenville, Texas	Idle Facility (Sublet)	300,000	Lease
Woodville, Texas	Idle Facility	180,000	Lease
Dallas, Texas	Idle Facility	120,000	Lease

	Total	3,655,815

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(dollars in thousands)
Income Statement Data:
Net sales	$597,810	$536,299	$517,063	$492,303	$493,923
Income (loss) before income taxes(1)	6,682	14,609	(3,508)	(75,266)	10,795
Net income (loss)(1)	6,260	13,984	(4,866)	(74,326)	2,218
Balance Sheet Data (end of period):
Total assets	$607,476	$488,320	$484,207	$542,335	$484,136
Total debt	415,192	298,025	310,554	355,348	316,711
Other Data
EBITDA(2)	$62,244	$66,528	$62,389	$(21,816)	$53,380
Stock compensation expense	553	383	582	—	128
Cash Flows provided by (used in):
Operating activities	$33,248	$27,089	$50,437	$(4,441)	$8,835
Investing activities	(95,044)	(15,335)	(10,596)	(89,780)	(108,480)
Financing activities	68,378	(11,870)	(43,240)	97,573	100,939

Note:	EBITDA amounts presented above are not pro forma for the acquisitions and/or divestitures that occurred during the years presented.

(1)	In 2003, we incurred special charges of $11,024, which caused the reduction in net income. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	EBITDA represents income before interest, securitization expense, income taxes and depreciation and amortization. While we do not intend for EBITDA to represent cash flow from operations as defined by GAAP and we do not suggest that you consider it as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity, we include it herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe EBITDA provides investors and analysts in the building materials industry the necessary information to analyze and compare our historical results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, as EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the building materials industry. The reconciliation of net income (in accordance with GAAP) to EBITDA is summarized as follows:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(dollars in thousands)
Net income (loss)	$6,260	$13,984	$(4,866)	$(74,326)	$2,218
Interest expense	36,218	35,901	39,950	36,967	30,460
Securitization expense	1,905	1,133	1,532	—	—
Income taxes	422	625	1,358	(940)	6,641
Depreciation and amortization	17,439	14,885	24,415	16,483	14,061

EBITDA	$62,244	$66,528	$62,389	$(21,816)	$53,380

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The acquisition of Atrium Corporation was made by an investor group led by Kenner & Company, Inc., a New York based private investment firm, and certain members of our management, including Jeff L. Hull, our Chairman, President and Chief Executive Officer. The investor group included: KAT Holdings, L.P. and KAT Group, L.P., special purpose Kenner investment partnerships; UBS Capital Americas II, LLC; ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001 and management. At the closing of the merger, $12.4 million of equity securities owned by certain of Atrium Corporation’s existing stockholders were exchanged for similar securities in KAT Holdings, Inc. and the investor group contributed an additional $251.6 million to KAT Holdings, Inc., including $251.5 million from ATR Acquisition, LLC, the members of which are KAT Holdings, L.P., KAT Group, L.P., UBS Capital Americas II, LLC, ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001.

      In connection with the merger, we renewed our existing accounts receivable securitization facility for a period of five years and repaid our existing senior revolving credit and term loan facilities with a new revolving credit facility of $50.0 million, which was undrawn at the close of the merger, and a new $180.0 million term loan facility. We also issued an additional $50.0 million of 10 1/2% senior subordinated notes, or “add-on notes,” and left the existing $175.0 million of 10 1/2% senior subordinated notes outstanding. $40.0 million of the new term loan facility was funded into escrow upon closing of the merger and was released to fund a portion of the acquisition of Superior on December 31, 2003.

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

•	Revenue recognition. Our revenue recognition policy is significant because our sales are a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions, delivery expense and sales returns and allowances. Revenue is recognized from the sale of windows and patio doors and related components at the time of delivery to the customer. On contracts involving installation, revenue is recognized when the installation is complete. We offer our customers the right to return products that do not function properly or are defective. Estimates are used to derive sales returns and allowances, commissions and delivery expense. We follow specific and detailed guidelines in measuring revenue. However, certain judgments affect the application of our revenue policy. Revenue results can be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period.

•	Goodwill. We assess the impairment of goodwill annually in addition to whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill, management must make assumptions regarding the estimated cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected history or projected future operating results

•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business

•	Significant negative industry or economic trends

•	Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additionally, we take into consideration the current financial condition of our customers, historical experience and any specific customer collection issues we have identified. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Inventory reserves. Inventories are valued at the lower of cost (last-in, first-out) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for our products and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

•	Self-insurance reserves. We are self-insured and provide reserves for estimated medical and certain workers’ compensation claims and incurred but not reported claims. We take into consideration the status of current and historical claims and actuarial calculations of such claims to determine the reserve amounts. If current or future claims are higher than estimated, additional reserves may be required.

•	Deferred taxes. We establish deferred tax assets and liabilities based on profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect our evaluation of the likelihood of the recoverability of these assets. Our judgment is based primarily on our historical earnings, expected future earnings as well as prudent and feasible tax planning strategies.

•	Accounting for Stock-Based Compensation. Currently, we follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations for stock options granted to employees. Under the recognition and measurement principles of APB 25, we are not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant or the terms of the grant are subsequently modified. The Financial Accounting Standards Board (“FASB”) has recently indicated that it expects to issue a proposal to change the recognition and measurement principles for equity-based compensation granted to employees. The proposed rules could be implemented as early as the end of the 2004 calendar year. Under the proposed rules, we would be required to recognize compensation expense related to stock options granted to employees after December 15, 2004. The compensation expense would be calculated based on the number of options expected to vest and would be recognized over the stock options’ vesting period. If this proposal is passed, we would be required to recognize compensation expense related to stock options granted to our employees, which may have a material effect on our consolidated financial condition or results of operations.

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

      Provision for Income Taxes. Our income tax provision primarily represents state income tax expense for those jurisdictions where we do not have available loss carryforwards. We have not incurred federal income tax expense in 2003 or 2002 as a result of available net operationing loss carryforwards generated in prior years. We continue to maintain a full valuation allowance against our deferred tax assets for net operating losses. Should we continue to generate taxable income in 2004 and if prospects for continued profitability are more likely than not beyond 2004, our net operating loss valuation allowance may reverse in future periods.

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

Discussion of Results by Reporting Segment

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Windows and Doors:

      Net Sales. Net sales increased by $51,633 from $491,584 in 2002 to $543,217 in 2003, or approximately 10.5%. The increase was primarily the result of the 2003 acquisition of Danvid, which provided additional sales of $38,039, sales growth at our aluminum window operations of $9,040, or 5.0%, and growth at our vinyl window operations of $3,945, or 1.4%. The growth at our aluminum window operations was due to increased unit volume with our existing customers, while the growth at our vinyl window operations was due to increased unit volume with new and existing customers, partially offset by the loss of business with Lowe’s and soft sales due to general economic slowdowns in certain markets.

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

      Income from Operations. Income from operations increased from 8.2% of net sales during 2001 to 11.3% of net sales during 2002, which included a decrease in cost of goods sold from 68.1% of net sales during 2001 to 66.4% of net sales during 2002 and a decrease in selling delivery, general and administrative expense from 23.7% of net sales during 2001 to 22.3% of net sales during 2002. The decrease in cost of goods sold included a decrease in materials from 41.6% of net sales during 2001 to 40.0% of net sales during 2002, primarily due to our increased purchasing power and the realization of synergies from acquisition made in prior years. The decrease in selling, delivery, general and administrative expenses was primarily attributable to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which eliminates the amortization of goodwill and subjects it to an annual impairment test. Goodwill amortization for 2001 was $9,740. This decrease was partially offset by an increase in delivery expense, which increased from 6.1% of net sales during 2001 to 6.6% of net sales during 2002. The increase in delivery expense was primarily related to an increase in volume of products shipped into the Southern California market, resulting in a longer average distance per truckload.

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

      Income from Operations. Income from operations increased $1,542 from $1,765, or 2.3% of net sales during 2001 to $3,307, or 4.1% of net sales during 2002. The increase was primarily attributable to the Company’s adoption of SFAS 142, which eliminates the amortization of goodwill and subjects it to an annual impairment test. Goodwill amortization for 2001 was $1,667. The decrease in goodwill amortization was partially offset by a decrease in income from operations, excluding goodwill amortization, of $125 made up of a decrease at our aluminum extrusion operation of $240 and an increase at our vinyl extrusion operation of $115. The decrease at our aluminum extrusion operation, despite an 8.9% increase in sales, was due to the fact that the majority of the sales increase was the result of overall increases in the price of aluminum. Due to the nature of how the product is priced to the customer, an increase in the price of aluminum results in an increase in sales and material costs, but does not result in higher income from operations. In fact, an increase in the price of aluminum, alone, will typically result in a lower income from operations as a percentage of net sales.

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

Off-Balance Sheet Arrangements

Accounts Receivable Securitization Facility:

      In connection with our accounts receivable securitization facility executed in 2001, we formed a special purpose funding subsidiary to facilitate the sale of pools of trade receivables. The special purpose entity is consolidated with us. As a result of the agreement, receivables sold to the securitization company are not reflected in our consolidated balance sheet. The securitization company is free to pledge or exchange its interest. Any receivables not sold to the securitization company constitute the retained interest in the receivables portfolio of the special purpose entity. Due to the short-term nature of the underlying receivables, the net carrying amount of our retained interest in transferred accounts receivables as of December 31, 2003 approximates fair value and is classified as a current asset on our balance sheet. All of the revenues, expenses and cash flows associated with our accounts receivable securitization facility have been incorporated into our financial statements.

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

Recently Issued Accounting Standards

SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections”:

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was adopted by the Company on January 1, 2003. We expensed $29, $204 and $837 of deferred financing fees in connection with our excess cash flow payments during the years ended December 31, 2003, 2002 and 2001, respectively (see Note 5). We also expensed $3,117 in 2003 related to the refinancing of our previous credit facilities. The loss associated with the debt retirement has been included in interest expense on our financial statements. The 2002 and 2001 amounts have been reclassified from extraordinary items to interest expense pursuant to SFAS 145.

SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”:

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. We adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 has not had a material effect on our consolidated financial position or results of operations.

SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”:

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting and reporting for derivative contracts, including hedging instruments. The amendments and clarifications under SFAS 149 generally serve to codify the conclusions reached by the Derivative Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS 149 became effective prospectively for derivative contracts that we entered into or modified after September 30, 2003. Adoption of SFAS 149 has not had a material effect on our consolidated financial position or results of operations.

SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”:

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 broadens the definition of financial instruments and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also requires that an issuer classify a financial instrument that is within its scope as an asset or as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 has not had a material effect on our consolidated financial position or results of operations.

FIN No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others”:

      During November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in the pronouncement. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. Adoption of FIN 45 has not had a material effect on our consolidated financial position or results of operations.

FIN No. 46 — “Consolidation of Variable Interest Entities”:

      During January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is effective for variable interest entities created after January 31, 2003 and is required to be adopted for variable interest entities that existed prior to February 1, 2003 by December 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities and is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Adoption of FIN 46 has not had a material effect on our consolidated financial position or results of operations.

FIN No. 46R — “Consolidation of Variable Interest Entities”:

      During December 2003, the FASB issued a revision to FIN 46, FIN No. 46R (“FIN 46R”), to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of variable interest entities other that SPE’s is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46R has not had a material effect on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risks related to changes in interest rates and commodity pricing. We use derivative financial instruments on a limited basis to hedge economic exposures. We do not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

Interest Rate Risk

      We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance any future acquisition transactions may be affected if we are unable to obtain appropriate financing at acceptable interest rates. We manage our borrowing exposure to changes in interest rates by utilizing a combination of fixed and variable rate debt instruments. In the past, we have hedged our exposure on a portion of our variable rate debt by entering into an interest rate swap agreement to lock in a fixed rate. At December 31, 2003, approximately 55% of the carrying values of our long-term debt were at fixed interest rates.

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

Commodity Pricing Risk

      We are subject to significant market risk with respect to the pricing of our principal raw materials, which include, among others, PVC resins and compounds, glass, zinc and aluminum. If prices of these raw materials were to increase dramatically, we might not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage some of our exposure to commodity pricing risk through purchasing aluminum and/or zinc forward commitments. The following is information related to aluminum and zinc forward commitments at December 31, 2003:

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

      Among other functions, our audit committee monitors:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	our public auditor’s qualifications and independence; and

•	the performance of our public auditors.

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

Executive Compensation and Other Information

      The following table provides certain summary information for each of the years ended December 31, 2003, 2002 and 2001, concerning compensation paid to or accrued by us for or on behalf of our Chief Executive Officer and the four other most highly compensated persons whose individual combined salary and bonus exceeded $100,000 during such period:

Annual Compensation

					Long-Term
					Compensation
				Other Annual	Securities	All Other
				Compensation	Underlying	Compensation
Name and Principal Position	Year	Salary($)	Bonus ($)(1)	($)(2)	Options (#)(3)	($)(5)

Jeff L. Hull	2003	425,000	5,682,500	90,560	7,750	10,521
Chairman, President and Chief	2002	325,000	330,000	—	—	—
Executive Officer	2001	300,000	275,625	—	—	—
Eric W. Long	2003	192,500	427,192	—	1,375	—
Executive Vice President and	2002	185,000	88,000	—	150	—
Chief Financial Officer	2001	175,000	59,063	—	—	—
Robert E. Burns	2003	232,500	417,994	—	1,375	2,252
Executive Vice President and	2002	225,000	115,625	—	100	—
Co-Chief Operating Officer	2001	200,000	78,750	—	—	—
C. Douglas Cross	2003	232,500	248,392	—	1,010	—
Executive Vice President and	2002	225,000	106,250	—	50	—
Co-Chief Operating Officer	2001	200,000	78,750	—	—	—
Philip J. Ragona(4)	2003	187,500	165,000	—	300	—
Senior Vice President and	2002	46,250	25,000	—	300	—
General Counsel	2001	—	—	—	—	—

(1)	Amount includes bonuses paid in connection with the December 2003 transaction. See Certain Transactions — Management Closing Bonuses.

(2)	Perquisites related to insurance and benefit plans, automobile and expense allowances are excluded since the aggregated amounts are the lesser of $50,000 or 10% of the total annual salary; except for Mr. Hull in 2003, who received $3,727 in medical insurance premiums, $3,723 in disability insurance premiums, $15,010 in life insurance premiums, $30,600 in automobile allowance, $35,000 of professional fees reimbursement and $2,500 in a 401K matching contribution.

(3)	All share amounts are for options or warrants of Atrium Corporation.

(4)	Amounts paid to Mr. Ragona in fiscal 2002 represent compensation for less than a full year’s service, as he joined the Company in September 2002. No compensation was paid to Mr. Ragona in 2001.

(5)	Amounts represent window products provided to each officer free of charge. These amounts are included in the respective officers’ taxable wages.

Note:	Section 162(m) of the Internal Revenue Code limits the deductibility of employee compensation of publicly held corporations that exceed $1 million per officer in any one year. Since Atrium Corporation is not publicly traded, this provision does not apply to the named officers. Additionally, Internal Revenue Code Section 280G limits deductibility of certain “parachute” payments and Section 4999 imposes an excise tax of 20% on the employee receiving such parachute payments. Prior to the merger, our stockholders approved the lump-sum payments to Mr. Hull and Mr. Ellison (see Certain Transactions — Consulting Agreement) and we believe all payments are deductible for federal income tax purposes.

Option Grants During 2003

      The following table sets forth option grants to the named executive officers during the year ended December 31, 2003.

Individual Grants

	Number of	% of Total			Potential Realizable Value
	Securities	Options			at Assumed Annual Rates of
	Underlying	Granted to			Stock Price Appreciation for
	Options	Employees	Exercise or		Option Term(4)
	Granted	in Fiscal	Base Price	Expiration
Name	(#)(1)(2)	Year	($/SH)	Date(3)	5% ($)	10% ($)

Jeff L. Hull	4,000	22.7%	0.01	12/10/13	6,515,539	10,374,930
	3,750	21.3%	1,000.00	12/10/13	2,358,355	5,976,534

	7,750	44.0%			8,873,894	16,351,464

Eric W. Long	125	0.7%	0.01	12/10/13	203,611	324,217
	1,250	7.1%	1,000.00	12/10/13	786,118	1,992,178

	1,375	7.8%			989,729	2,316,395

Robert E. Burns	125	0.7%	0.01	12/10/13	203,611	324,217
	1,250	7.1%	1,000.00	12/10/13	786,118	1,992,178

	1,375	7.8%			989,729	2,316,395

C. Douglas Cross	135	0.8%	0.01	12/10/13	219,899	350,154
	875	5.0%	1,000.00	12/10/13	550,283	1,394,525

	1,010	5.8%			770,182	1,744,679

Philip J. Ragona	300	1.4%	1,000.00	12/10/13	188,668	478,123

(1)	Includes warrants issued to Mr. Hull. See Certain Transactions — Hull Warrants.

(2)	All warrants and options are for the common stock of Atrium Corporation.

(3)	Options with a strike price of $.01 vest ratably on a monthly basis over 3 years or upon a change of control, except for 4,000 shares of Mr. Hull’s, which were fully vested February 1, 2004. Options with a strike price of $1,000.00 vest ratably on a monthly basis over 5 years or upon a change of control.

(4)	The assumed rates are compounded annually for the full terms of the options. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission. The actual value, if any, that an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

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

      Pursuant to the agreement, Mr. Hull agreed not to compete with our subsidiaries and us during his employment with us and for certain specified periods thereafter, depending on the reason for his termination of employment.

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

	Number of Shares	Percentage of
Name of Beneficial Owner	Beneficially Owned(1)	Shares Outstanding

5% Stockholders:
ATR Acquisition, LLC	251,453	92.5
c/o Kenner & Company, Inc.
437 Madison Avenue, 36th Floor
New York, NY 10022
ML IBK Positions, Inc.(2)	10,646	3.9
Global Private Equity Group
4 World Financial Center, 23rd Floor
New York, NY 10080
Executive Officers and Directors:(3)
Jeff L. Hull(4)	4,313	1.6
Eric W. Long(4)	121	*
Robert E. Burns(4)	121	*
C. Douglas Cross(4)	207	*
Philip J. Ragona(4)	50	*
D.D. “Gus” Agostinelli(4)	62	*
Jeffrey L. Kenner(5)	251,453	92.5
Larry T. Solari	—	*
Mark L. Deutsch	—	*
Justin S. Maccarone(6)	251,453	92.5
Nathan C. Thorne(7)	262,100	96.4
Charles W. Schmid	—	*
All directors and executives officers as a group (12 persons)	266,974	97.9

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

*     Less than 1%.

(1)	Includes all securities that such person has the right to acquire beneficial ownership of within 60 days of March 30, 2004.

(2)	ML IBK Positions, Inc. is included as a “5% stockholder” because, in addition to its 3.9% direct ownership, it also owns 18.6% of the interests in ATR Acquisition, LLC, Atrium Corporation’s majority stockholder.

(3)	The business address for these individuals is 3890 West Northwest Highway, Suite 500, Dallas, Texas 75220.

(4)	Includes 313, 121, 121, 92, 25 and 12 shares of common stock issuable upon exercise of warrants or options granted to Messrs. Hull, Long, Burns, Cross, Ragona and Agostinelli, respectively.

(5)	Represents 251,453 shares owned by ATR Acquisition, LLC. KAT Holdings, L.P. and KAT Group, L.P. respectively own approximately 46.1% and 0.5% of the interests in ATR Acquisition, LLC. Mr. Kenner is President of JLK Operations, Inc. which is the general partner of KAT Group, L.P. which is the general partner of KAT Holdings, L.P. Mr. Kenner is partner in KAT Group, L.P. Voting and dispositive power with respect to the shares of Atrium Corporation’s common stock held by ATR Acquisition, LLC is collectively shared by KAT Holdings, L.P., KAT Group, L.P., ML IBK Positions, Inc., Merrill Lynch Ventures L.P. 2001 and UBS Capital Americas II, LLC. Mr. Kenner disclaims beneficial ownership of any of the shares owned by ATR Acquisition, LLC.

(6)	Represents 251,453 shares owned by ATR Acquisition, LLC. Mr. Maccarone is a Partner of UBS Capital Americas LLC, the advisor to UBS Capital Americas II, LLC, which owns approximately 28.6% of the interests in ATR Acquisition, LLC. Voting and dispositive power with respect to the shares of Atrium Corporation’s common stock held by ATR Acquisition, LLC is collectively shared by KAT Holdings, L.P., KAT Group, L.P., ML IBK Positions, Inc., Merrill Lynch Ventures L.P. 2001 and UBS Capital Americas II, LLC. Mr. Maccarone disclaims beneficial ownership of any of the shares owned by ATR Acquisition, LLC.

(7)	Represents 251,453 shares owned by ATR Acquisition, LLC and 10,646 shares owned by ML IBK Positions, Inc. ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001 respectively own approximately 18.6% and 6.2% of the interests in ATR Acquisition, LLC. Mr. Thorne is the President of ML IBK Positions, Inc. and Merrill Lynch Ventures, LLC which is the general partner of Merrill Lynch Ventures L.P. 2001. Voting and dispositive power with respect to the shares of Atrium Corporation’s common stock held by ATR Acquisition, LLC is collectively shared by KAT Holdings, L.P., KAT Group, L.P., ML IBK Positions, Inc., Merrill Lynch Ventures L.P. 2001 and UBS Capital Americas II, LLC. Mr. Thorne disclaims beneficial ownership of any of the shares owned by ATR Acquisition, LLC and/or ML IBK Positions, Inc.

Item 13.	Certain Relationships and Related Transactions

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

Signature	Capacity	Date

/s/ JEFF L. HULL Jeff L. Hull	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 8, 2004

/s/ ERIC W. LONG Eric W. Long	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2004

/s/ JEFFREY L. KENNER Jeffrey L. Kenner	Director	April 8, 2004

/s/ LARRY T. SOLARI Larry T. Solari	Director	April 8, 2004

/s/ MARK L. DEUTSCH Mark L. Deutsch	Director	April 8, 2004

/s/ JUSTIN S. MACCARONE Justin S. Maccarone	Director	April 8, 2004

Signature	Capacity	Date

/s/ NATHAN C. THORNE Nathan C. Thorne	Director	April 8, 2004

/s/ CHARLES W. SCHMID Charles W. Schmid	Director	April 8, 2004

INDEX TO FINANCIAL STATEMENTS

Page

Atrium Companies, Inc. and Subsidiaries
Report of Independent Auditors	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Stockholder’s Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7

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

      As described in Notes 19 and 21 to the consolidated financial statements, the Company has restated its segment information for 2001 and its condensed consolidating financial information for the periods presented.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

March 30, 2004, except as to Notes 19 and 21,
which are as of April 8, 2004

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

      The acquisition of Atrium Corporation was made by an investor group led by Kenner & Company, Inc., a New York based private investment firm, and certain members of our management, including Jeff L. Hull, our Chairman, President and Chief Executive Officer. The investor group included: KAT Holdings, L.P. and KAT Group, L.P., special purpose Kenner investment partnerships; UBS Capital Americas II, LLC; ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001 and management. At the closing of the Merger, $12,396 of equity securities owned by certain of Atrium Corporation’s existing stockholders were exchanged for similar securities in KAT Holdings, Inc. and the investor group contributed an additional $251,604 to KAT Holdings, Inc., including $251,454 from ATR Acquisition, LLC, the unitholders of which are KAT Holdings, L.P., KAT Group, L.P., UBS Capital Americas II, LLC, ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001.

      In connection with the Merger, we renewed our existing accounts receivable securitization facility for a period of five years and repaid our existing senior revolving credit and term loan facilities with a new revolving credit facility of $50,000, which was undrawn at the close of the merger, and a new $180,000 term loan facility. We also issued an additional $50,000 of 10 1/2% senior subordinated notes, or “add-on notes”, and left the existing $175,000 of 10 1/2% senior subordinated notes outstanding. $40,000 of the new term loan facility was funded into escrow upon closing of the Merger and was released to fund a portion of the acquisition of Superior Engineered Products Corporation on December 31, 2003.

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

      The accounting policies of the operating segments are the same as those described in Note 1 (Summary of Significant Accounting Policies). The Company evaluates operating segment performance based on operating earnings before allocations of corporate overhead costs. All material intrasegment sales are eliminated within each respective segment. The income statement impact of all purchase accounting adjustments, including goodwill and intangible assets amortization, is reflected in the operating earnings of the applicable operating segment.

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for the Company’s reportable operating segments is presented in the tables that follow for each of the three years in the period ended December 31, 2003:

	For the Years Ended December 31,

			2001
	2003	2002	(As Restated)(2)

	(Amounts in thousands)
Net Sales:
Windows and Doors	$543,217	$491,584	$471,255
Components	100,916	81,451	75,181
Intersegment Eliminations	(46,323)	(36,736)	(29,373)

Consolidated net sales	$597,810	$536,299	$517,063

Income from Operations:
Windows and Doors	$53,576	$55,665	$38,585
Components	7,880	3,307	1,765
Corporate and Other	(18,625)	(8,484)	(3,888)

Consolidated income from operations	42,831	50,488	36,462
Interest expense	36,218	35,901	39,950
Other income (expense), net	69	22	(20)

Income (loss) before income taxes	$6,682	$14,609	$(3,508)

	December 31,

	2003	2002	2001

	(Amounts in thousands)
Segment Assets:
Windows and Doors	$445,314	$369,016	$365,495
Components	91,807	59,780	59,232
Corporate and Other	70,346	59,524	59,480

	$607,467	$488,320	$484,207

Segment Goodwill:
Windows and Doors	$300,567	$286,787	$286,787
Components	66,819	49,075	49,075
Corporate and Other	9,377	9,377	9,377

	$376,763	$345,239	$345,239

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002	2001

	(Amounts in thousands)
Depreciation and Amortization:
Windows and Doors	$12,050	$10,555	$19,511
Components	2,735	2,125	2,603
Corporate and Other	2,654	2,205	2,301

Consolidated depreciation and amortization	$17,439	$14,885	$24,415

Capital Expenditures(1):
Windows and Doors	$11,678	$9,589	$2,807
Components	2,843	2,075	4,014
Corporate and Other	4,424	(507)	1,163

Consolidated capital expenditures	$18,945	$11,157	$7,984

(1)	Capital expenditures are net of proceeds from sales of assets.

(2)	Income from operations in 2001 has been restated to correct a mathematical error in the consolidation of separate segment data. Income from operations in 2001 as previously reported was $58,065, $5,099 and $(26,702) for the Windows and Doors, Components and Corporate and Other segments, respectively.

20.	Employee Benefit Plans

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

Restatement of Parent Company and Non-Guarantor Data:

      The parent company and non-guarantor data, as previously filed, did not reflect the parent company’s equity in earnings of its subsidiaries. Such amounts have been restated to reflect equity in earnings of subsidiaries within the parent company data and eliminated in consolidation. This change had no effect on the Guarantor information.

      The significant changes that impacted the non-guarantor subsidiaries data are as follows:

December 31,
2003

Consolidating Balance Sheet
Cash and cash equivalents
As previously reported	$(12,475)
Adjustments	1,990

As restated	$(10,485)
Total stockholder’s equity
As previously reported	$12,330
Adjustments	1,990

As restated	$14,320

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant changes that impacted the parent company data are as follows:

	December 31,

	2003	2002

Consolidating Balance Sheet
Cash and cash equivalents
As previously reported	$(27,989)
Adjustments	(1,990)

As restated	$(29,979)
Investment in subsidiaries
As previously reported	$—	$—
Adjustments	122,103	38,744

As restated	$122,103	$38,744
Total stockholder’s equity
As previously reported	$5,998	$96,589
Adjustments	119,053	37,845

As restated	$125,051	$134,434

	For the Years Ended December 31,

	2003	2002	2001

Consolidating Statement of Operations
Equity in income (loss) of subsidiaries
As previously reported	$—	$—	$—
Adjustments	(462)	618	(108)

As restated	$(462)	$618	$(108)
Net income (loss)
As previously reported	$6,883	$13,303	$(4,816)
Adjustments	(623)	681	(50)

As restated	$6,260	$13,984	$(4,866)

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2003

		Non-Guarantor		Reclassification/
	Guarantor	Subsidiaries	Parent	Eliminations
	Subsidiaries	(As Restated)	(As Restated)	(As Restated)	Consolidated

	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,313	$(10,485)	$(29,979)	$2,864	$7,713
Accounts receivable, net	8,174	212	—	—	8,386
Retained interest in sold accounts receivable	—	24,462	—	—	24,462
Inventories	26,463	50	22,476	—	48,989
Prepaid expenses and other current assets	3,159	133	4,715	—	8,007
Deferred tax asset	12,621	—	270	(10,296)	2,595

Total current assets	95,730	14,372	(2,518)	(7,432)	100,152
PROPERTY, PLANT AND EQUIPMENT, net	40,335	3	50,336	—	90,674
GOODWILL	197,755	—	179,008	—	376,763
INTANGIBLE ASSETS	12,900	—	—	—	12,900
DEFERRED FINANCING COSTS, net	—	—	16,298	—	16,298
INVESTMENT IN SUBSIDIARIES	—	—	122,103	(122,103)	—
OTHER ASSETS, net	2,220	37	8,432	—	10,689

Total assets	$348,940	$14,412	$373,659	$(129,535)	$607,476

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,225	$—	$2,077	$—	$3,302
Accounts payable	7,686	11	17,475	2,864	28,036
Accrued liabilities	12,218	81	21,962	—	34,261

Total current liabilities	21,129	92	41,514	2,864	65,599

LONG-TERM LIABILITIES:
Notes payable	206,279	—	205,611	—	411,890
Deferred tax liability	12,621	—	270	(10,296)	2,595
Other long-term liabilities	1,128	—	1,213	—	2,341

Total long-term liabilities	220,028	—	207,094	(10,296)	416,826

Total liabilities	241,157	92	248,608	(7,432)	482,425

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—
Paid-in capital	86,111	21,499	183,601	(107,610)	183,601
Retained earnings (accumulated deficit)	21,672	(7,179)	(58,550)	(14,493)	(58,550)
Accumulated other comprehensive loss	—	—	—	—	—

Total stockholder’s equity	107,783	14,320	125,051	(122,103)	125,051

Total liabilities and stockholder’s equity	$348,940	$14,412	$373,659	$(129,535)	$607,476

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2002

				Reclassification/
	Guarantor	Non-Guarantor	Parent	Eliminations
	Subsidiaries	Subsidiaries	(As Restated)	(As Restated)	Consolidated

	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,189	$(10,540)	$(17,860)	$3,342	$1,131
Accounts receivable, net	1,841	6	—	—	1,847
Retained interest in sold accounts receivable	—	25,209	—	—	25,209
Inventories	15,678	11	18,023	—	33,712
Prepaid expenses and other current assets	1,985	24	3,630	470	6,109
Deferred tax asset	8,316	—	—	(6,992)	1,324

Total current assets	54,009	14,710	3,793	(3,180)	69,332
PROPERTY, PLANT AND EQUIPMENT, net	20,818	4	34,500	—	55,322
GOODWILL, net	167,899	—	177,340	—	345,239
DEFERRED TAX ASSET	—	—	123	(123)	—
DEFERRED FINANCING COSTS, net	—	—	10,293	—	10,293
INVESTMENT IN SUBSIDIARIES	—	—	38,744	(38,744)	—
OTHER ASSETS, net	1,653	3	6,478	—	8,134

Total assets	$244,379	$14,717	$271,271	$(42,047)	$488,320

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,420	$—	$4,104	$—	$6,524
Deferred tax liability	—	—	123	(123)	—
Accounts payable	6,018	24	13,151	3,342	22,535
Accrued liabilities	21,660	56	9,256	470	31,442

Total current liabilities	30,098	80	26,634	3,689	60,501

LONG-TERM LIABILITIES:
Notes payable	181,298	—	110,203	—	291,501
Deferred tax liability	8,316	—	—	(6,992)	1,324
Other long-term liabilities	560	—	—	—	560

Total long-term liabilities	190,174	—	110,203	(6,992)	293,385

Total liabilities	220,272	80	136,837	(3,303)	353,886

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—
Paid-in capital	4,043	19,756	203,684	(23,799)	203,684
Retained earnings (accumulated deficit)	20,064	(5,109)	(64,810)	(14,955)	(64,810)
Accumulated other comprehensive loss	—	(10)	(4,440)	10	(4,440)

Total stockholder’s equity	24,107	14,637	134,434	(38,744)	134,434

Total liabilities and stockholder’s equity	$244,379	$14,717	$271,271	$(42,047)	$488,320

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

				Reclassification/
	Guarantor	Non-Guarantor	Parent	Eliminations
	Subsidiaries	Subsidiaries	(As Restated)	(As Restated)	Consolidated

	(Dollars in thousands)
NET SALES	$225,781	$472	$422,592	$(51,035)	$597,810
COST OF GOODS SOLD	150,397	445	308,694	(51,035)	408,501

Gross profit	75,384	27	113,898	—	189,309

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	52,649	780	75,368	—	128,797
Securitization expense	—	1,447	458	—	1,905
Stock compensation expense	—	—	553	—	553
Amortization expense	1,426	—	2,773	—	4,199

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	54,075	2,227	79,152	—	135,454
Special charges	965	—	10,059	—	11,024

	55,040	2,227	89,211	—	146,478

Income (loss) from operations	20,344	(2,200)	24,687	—	42,831
INTEREST EXPENSE	18,064	—	18,154	—	36,218
OTHER INCOME (EXPENSE), net	(171)	(66)	306	—	69

Income (loss) before income taxes	2,109	(2,266)	6,839	—	6,682
PROVISION (BENEFIT) FOR INCOME TAXES	501	(196)	117	—	422
EQUITY IN LOSS OF SUBSIDIARIES	—	—	(462)	462	—

NET INCOME (LOSS)	$1,608	$(2,070)	$6,260	$462	$6,260

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

				Reclassification/
	Guarantor	Non-Guarantor	Parent	Eliminations
	Subsidiaries	Subsidiaries	(As Restated)	(As Restated)	Consolidated

	(Dollars in thousands)
NET SALES	$199,150	$12	$377,225	$(40,088)	$536,299
COST OF GOODS SOLD	128,240	12	272,159	(40,088)	360,323

Gross profit	70,910	—	105,066	—	175,976

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	48,793	979	66,592	—	116,364
Securitization expense	—	1,398	(265)	—	1,133
Stock compensation expense	—	—	383	—	383
Amortization expense	1,273	—	2,137	—	3,410

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	50,066	2,377	68,847	—	121,290
Special charges	4,198	—	—	—	4,198

	54,264	2,377	68,847	—	125,488

Income (loss) from operations	16,646	(2,377)	36,219	—	50,488
INTEREST EXPENSE	13,240	—	22,661	—	35,901
OTHER INCOME (EXPENSE), net	(133)	(1)	156	—	22

Income (loss) before income taxes	3,273	(2,378)	13,714	—	14,609
PROVISION FOR INCOME TAXES	277	—	348	—	625
EQUITY IN INCOME OF SUBSIDIARIES	—	—	618	(618)	—

NET INCOME (LOSS)	$2,996	$(2,378)	$13,984	$(618)	$13,984

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2001

				Reclassification/
	Guarantor	Non-Guarantor	Parent	Eliminations
	Subsidiaries	Subsidiary	(As Restated)	(As Restated)	Consolidated

	(Dollars in thousands)
NET SALES	$204,210	$—	$345,631	$(32,778)	$517,063
COST OF GOODS SOLD	130,919	—	256,656	(32,778)	354,797

Gross profit	73,291	—	88,975	—	162,266

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	47,111	1,069	59,887	—	108,067
Securitization expense	—	1,663	(131)	—	1,532
Stock compensation expense	—	—	582	—	582
Amortization expense	6,906	—	7,504	—	14,410

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	54,017	2,732	67,842	—	124,591
Special Charges	—	—	1,213	—	1,213

	54,017	2,732	69,055	—	125,804

Income (loss) from operations	19,274	(2,732)	19,920	—	36,462
INTEREST EXPENSE	15,345	—	24,605	—	39,950
OTHER INCOME (EXPENSE), net	53	—	(73)	—	(20)

Income (loss) before income taxes	3,982	(2,732)	(4,758)	—	(3,508)
PROVISION FOR INCOME TAXES	1,358	—	—	—	1,358
EQUITY IN LOSS OF SUBSIDIARIES	—	—	(108)	108	—

NET INCOME (LOSS)	$2,624	$(2,732)	$(4,866)	$108	$(4,866)

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	$(8,765)	$(1,654)	$43,577	$90	$33,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,892)	—	(13,439)	—	(19,331)
Proceeds from sales of assets	72	—	314	—	386
Acquisitions	(65,227)	—	(5,826)	—	(71,053)
Other assets	(1,819)	(34)	(3,193)	—	(5,046)

Net cash used in investing activities	(72,866)	(34)	(22,144)	—	(95,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	46,644	(247)	(46,397)	—	—
Proceeds from issuance of add-on notes	26,666	—	26,772	—	53,438
Proceeds from borrowings under term loans	89,820	—	90,180	—	180,000
Payments of capital lease obligations	—	—	(47)	—	(47)
Deferred financing costs	—	—	(12,066)	—	(12,066)
Scheduled principal payments on term loans	(2,044)	—	(2,053)	—	(4,097)
Additional principal payments on term loans	(60,331)	—	(60,572)	—	(120,903)
Distribution to Atrium Corporation, net	—	—	(27,379)	—	(27,379)
Checks drawn in excess of bank balances	—	—	—	(568)	(568)

Net cash provided by (used in) financing activities	100,755	(247)	(31,562)	(568)	68,378

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,124	(1,935)	(10,129)	(478)	6,582
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,189	(10,540)	(17,860)	3,342	1,131

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,313	$(12,475)	$(27,989)	$2,864	$7,713

ATRIUM COMPANIES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

	Guarantor	Non-Guarantor		Reclassifications/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	$25,540	$(13,305)	$14,854	$—	$27,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,861)	(5)	(7,241)	—	(13,107)
Proceeds from sales of assets	80	—	1,870	—	1,950
Other assets	(1,071)	(3)	(3,104)	—	(4,178)

Net cash used in investing activities	(6,852)	(8)	(8,475)	—	(15,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	46,786	2,025	(48,811)	—	—
Payments of notes payable and capital lease obligations	(8)	—	(15)	—	(23)
Scheduled principal payments on term loans	(3,380)	—	(2,104)	—	(5,484)
Additional principal payments on term loans	(4,456)	—	(2,772)	—	(7,228)
Distribution to Atrium Corporation, net	—	—	(168)	—	(168)
Checks drawn in excess of bank balances	—	—	—	1,033	1,033

Net cash provided by (used in) financing activities	38,942	2,025	(53,870)	1,033	(11,870)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,630	(11,288)	(47,491)	1,033	(116)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(31,441)	748	29,631	2,309	1,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,189	$(10,540)	$(17,860)	$3,342	$1,131

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiary	Parent	Eliminations	Consolidated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	$26,500	$(16,984)	$40,920	$1	$50,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,041)	—	(11,063)	—	(14,104)
Proceeds from sales of assets	5,238	—	882	—	6,120
Other assets	(1,338)	—	(1,274)	—	(2,612)

Net cash used in investing activities	859	—	(11,455)	—	(10,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	17,732	(17,732)	—	—
Payments of notes payable	(100)	—	(151)	—	(251)
Net borrowings/(payments) under revolving credit facility	(7,661)	—	(11,339)	—	(19,000)
Deferred financing costs	—	—	(388)	—	(388)
Scheduled principal payments on term notes	(2,309)	—	(3,419)	—	(5,728)
Additional principal payments on term notes	(14,711)	—	(5,289)	—	(20,000)
Contributions from (distributions to) Atrium Corp	—	—	7,248	—	7,248
Checks drawn in excess of bank balances	—	—	—	(5,121)	(5,121)

Net cash provided by financing activities	(24,781)	17,732	(31,070)	(5,121)	(43,240)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,578	748	(1,605)	(5,120)	(3,399)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(34,019)	—	31,236	7,429	4,646

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(31,441)	$748	$29,631	$2,309	$1,247

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL

STATEMENT SCHEDULE

To the Board of Directors and

Stockholder of Atrium Companies, Inc.:

      Our audits of the consolidated financial statements of Atrium Companies, Inc. referred to in our report dated March 30, 2004, except as to Notes 19 and 21, which are as of April 8, 2004, appearing in this Annual Report on Form 10-K also included an audit of the related financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

S-2

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of October 27, 2003, by and among KAT Holdings, Inc., KAT Acquisition Corp., Atrium Corporation and the Securityholders Parties as defined therein(2)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 6, 2003, by and among KAT Holdings, Inc., KAT Acquisition Corp., Atrium Corporation and the Securityholders Parties as defined in the Agreement and Plan of Merger(2)
2.3	Certificate of Merger, dated December 10, 2003, by and among KAT Holdings, Inc. and Atrium Corporation(1)
3.1	Amended and Restated Certificate of Incorporation of Atrium Companies, Inc.(9)
3.2	Amended and Restated Bylaws of Atrium Companies, Inc.(1)
4.1	Indenture, dated as of May 17, 1999, by and among Atrium Companies, Inc., the Guarantors named therein and the State Street Bank and Trust Company(3)
4.2	First Supplemental Indenture, dated as of October 25, 2000, by and among Atrium Companies, Inc., the Guarantors named therein and the State Street Bank and Trust Company(7)
4.3	Second Supplemental Indenture, dated as of January 24, 2003, by and among Atrium Companies, Inc., the Guarantors named therein and the State Street Bank and Trust Company(1)
4.4	Third Supplemental Indenture, dated as of November 18, 2003, by and among Atrium Companies, Inc., the Guarantors named therein and the State Street Bank and Trust Company(1)
4.5	Registration Rights Agreement, dated as of December 10, 2003, by and among Atrium Companies, Inc., the Guarantors named therein, UBS Securities LLC and CIBC World Markets Corp.(1)
4.6	Registration Rights Agreement, dated as of December 10, 2003, by and among ATR Acquisition, LLC, Atrium Corporation and the Investors defined therein(1)
4.7	Note Purchase Agreement, dated as of December 3, 2003, among KAT Holdings, Inc. and the Issuers named therein(1)
10.1	Stock Purchase Agreement, dated as of December 19, 2003, by and among Superior Engineered Products Corporation, Paul Oddo, David Oddo and Angeline Oddo, Atrium Companies, Inc., Atrium Corporation, and each of the Shareholders named therein(4)
10.2	Employment Agreement dated as of December 10, 2003 between Atrium Corporation, Atrium Companies, Inc and Jeff L. Hull(1)
10.3	Employment Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and Eric W. Long(5)
10.4	Employment Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and Robert E. Burns(5)
10.5	Employment Agreement, dated as of January 1, 2003, among Atrium Corporation, Atrium Companies, Inc. and C. Douglas Cross(5)
10.6	Employment Agreement, dated as of September 30, 2002, among Atrium Corporation, Atrium Companies, Inc. and Philip J. Ragona(5)
10.7	Buy-Sell Agreement, dated December 10, 2003 between Atrium Corporation and Jeff L. Hull(1)
10.8	Buy-Sell Agreement, dated December 10, 2003 between Atrium Corporation and Eric W. Long(1)
10.9	Buy-Sell Agreement, dated December 10, 2003 between Atrium Corporation and Robert E. Burns(1)
10.10	Buy-Sell Agreement, dated December 10, 2003 between Atrium Corporation and C. Douglas Cross(1)
10.11	Buy-Sell Agreement, dated December 10, 2003 between Atrium Corporation and Philip J. Ragona(1)

E-1

Exhibit
Number	Description of Exhibits

10.12	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Jeff L. Hull(6)
10.13	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Eric W. Long(6)
10.14	Indemnification Agreement, dated as of September 30, 2002, between Atrium Corporation and Philip J. Ragona(5)
10.15	Indemnification Agreement, dated as of October 25, 2000, between Atrium Corporation and C. Douglas Cross(6)
10.16	Receivable Purchase Agreement, dated as of July 31, 2001, among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt Burns Corp.(8)
10.17	Purchase and Sale Agreement, dated July 3, 2001, between the various entities listed on Schedule A thereto and Atrium Funding Corp.(8)
10.18	Amendment No. 1, dated as of July 30, 2002, to the Receivable Purchase Agreement, dated as of July 31, 2001, among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt Corp.(8)
10.19	Amendment No. 2, dated as of September 23, 2002 to the Receivable Purchase Agreement dated as of July 31, 2001 and amended as of July 30, 2002 among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt Corp.(5)
10.20	Amendment No. 3, dated as of July 2, 2003 to the Receivable Purchase Agreement dated as of July 31, 2001 and amended as of July 30, 2002 among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt(1)
10.21	Amendment No. 4, dated as of December 10, 2003 to the Receivable Purchase Agreement dated as of July 31, 2001 and amended as of July 30, 2002 among Atrium Funding Corp., Atrium Companies, Inc., Fairway Finance Corporation and BMO Nesbitt(1)
10.22	ATR Acquisition LLC, Amended and Restated Limited Liability Company Agreement, dated as of December 10, 2003, among the Members as defined therein(1)
10.23	Stockholders Agreement, dated as of December 10, 2003, among Atrium Corporation and the Stockholders as defined therein(1)
10.24	Kenner Management Consulting Agreement, dated as of December 10, 2003, by and among Atrium Corporation, Atrium Companies, Inc. and JLK Operations, Inc.(1)
10.25	Warrant, dated December 10, 2003, issued by Atrium Corporation to Jeff L Hull(1)
10.26	Atrium Corporation Replacement Stock Option Plan, dated December 10, 2003(1)
10.27	2003 Stock Option Plan, dated December 10, 2003(1)
10.28	Credit Agreement, dated as of December 10, 2003, by and among Atrium Companies, Inc., Atrium Corporation, the Guarantors named therein, Canadian Imperial Bank of Commerce, UBS Securities LLC, Antares Capital Corporation and CIT Lending Services Corporation(1)
10.29	Security Agreement, dated as of December 10, 2003, by and among Atrium Companies, Inc., the Guarantors named therein and Canadian Imperial Bank of Commerce(1)
10.30	Indemnification Escrow Agreement, dated December 10, 2003, by and among KAT Holdings, Inc., Ardatrium, L.L.C., and Wells Fargo Bank, N.A.(1)
21.1	Subsidiaries of Atrium Companies, Inc.(1)
31.1	Certification by Chief Executive Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.(10)
31.2	Certification by Chief Financial Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.(10)

(1)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 10-K, filed March 30, 2004.

(2)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K, dated December 10, 2003 and filed on December 18, 2003.

E-2

(3)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K, dated October 24, 2000 and filed on November 9, 2000.

(4)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K, dated December 31, 2003 and filed on January 15, 2004.

(5)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 10-K, for the fiscal year ended December 31, 2002, and filed on March 31, 2003.

(6)	Incorporated by reference from Atrium Corporation’s Registration Statement on Form S-4, dated January 22, 2001, Commission File No. 333-54122.

(7)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 10-K filed on April 1, 2002.

(8)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K filed on August 14, 2001.

(9)	Incorporated by reference from Atrium Companies. Inc.’s Registration Statement on Form S-4, dated January 21, 1997, Commission File No. 333-20095.

(10)	Filed herewith.

E-3