Form 10-Q
period 2004-03-31
ATRIUM COMPANIES INC
filed 2004-05-14
CIK 1029336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

      As of May 12, 2004, the registrant had 100 shares of Common Stock, par value $.01 per share outstanding.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q
Quarter Ended March 31, 2004

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2004	2003

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,684	$7,713
Accounts receivable, net	9,971	8,387
Retained interest in sold accounts receivable	25,620	24,461
Inventories	55,506	48,989
Prepaid expenses and other current assets	4,595	8,007
Deferred tax asset	2,304	2,595

Total current assets	100,680	100,152
PROPERTY, PLANT AND EQUIPMENT, net	92,611	90,674
GOODWILL	376,781	376,763
INTANGIBLE ASSETS, net	12,430	12,900
DEFERRED FINANCING COSTS, net	15,511	16,298
OTHER ASSETS, net	11,672	10,689

Total assets	$609,685	$607,476

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$3,713	$3,302
Accounts payable	31,112	28,036
Accrued liabilities	36,023	34,261

Total current liabilities	70,848	65,599

LONG-TERM LIABILITIES:
Notes payable	412,695	411,890
Deferred tax liability	2,304	2,595
Other long-term liabilities	2,057	2,341

Total long-term liabilities	417,056	416,826

Total liabilities	487,904	482,425

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in capital	185,986	183,601
Accumulated deficit	(64,205)	(58,550)

Total stockholder’s equity	121,781	125,051

Total liabilities and stockholder’s equity	$609,685	$607,476

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003
(dollars in thousands)
(unaudited)

	2004	2003

NET SALES	$150,466	$113,554
COST OF GOODS SOLD	106,605	78,597

Gross profit	43,861	34,957

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	36,174	27,967
Securitization expense	253	236
Stock compensation expense	—	100
Amortization expense	1,630	932

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	38,057	29,235
Special charges	2,556	—

	40,613	29,235

Income from operations	3,248	5,722
INTEREST EXPENSE	8,690	8,279
OTHER EXPENSE, net	187	27

Loss before income taxes	(5,629)	(2,584)
PROVISION (BENEFIT) FOR INCOME TAXES	26	(15)

NET LOSS	$(5,655)	$(2,569)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
AND OTHER COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2004
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock				Total
			Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2003	100	$—	$183,601	$(58,550)	$125,051
Amortization of Atrium Corporation warrants included in special charges	—	—	2,385	—	2,385
Comprehensive loss:
Net loss	—	—	—	(5,655)	(5,655)

Total comprehensive loss	—	—	—	(5,655)	(5,655)

Balance, March 31, 2004	100	$—	$185,986	$(64,205)	$121,781

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(dollars in thousands)
(unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,655)	$(2,569)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	6,233	4,025
Non-cash stock compensation expense	—	100
Amortization of deferred financing costs	789	694
Accretion of discount on notes payable	60	56
Amortization of premium on notes payable	(126)	—
Amortization of gain from sale-leaseback of building	(7)	(7)
Non-cash special charges	2,556	—
Provision for bad debts	30	—
Loss on sale of receivables	209	162
Loss (gain) on sales of assets	(9)	108
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,615)	(978)
Retained interest in sold accounts receivable	(5,968)	(3,846)
Sale of accounts receivable	4,600	13,300
Inventories	(6,517)	(3,666)
Prepaid expenses and other current assets	3,412	1,252
Accounts payable	1,069	1,064
Accrued liabilities and other long-term liabilities	1,241	513

Net cash provided by operating activities	302	10,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,464)	(3,906)
Proceeds from sales of assets	12	39
Acquisitions	(18)	(3,341)
Other assets	(2,070)	(1,191)

Net cash used in investing activities	(6,540)	(8,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of other notes payable and capital lease obligations	(346)	(3)
Deferred financing costs	(2)	(7)
Scheduled principal payments on term loans	(450)	(1,370)
Distributions to Atrium Corporation	—	(25)
Checks drawn in excess of bank balances	2,007	3,424

Net cash provided by financing activities	1,209	2,019

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,029)	3,828
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,713	1,131

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,684	$4,959

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(dollars in thousands, except share amounts)
(unaudited)

1.	Basis of Presentation

      The unaudited consolidated financial statements of Atrium Companies, Inc. (the “Company”) for the three months ended March 31, 2004 and 2003, and financial position as of March 31, 2004 and December 31, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      These consolidated financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2003 included in the Company’s amended annual report on Form 10-K/ A as filed with the Securities and Exchange Commission on April 9, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

      The acquisition of Atrium Corporation was made by an investor group led by Kenner & Company, Inc., a New York based private investment firm, and certain members of our management, including Jeff L. Hull, our Chairman, President and Chief Executive Officer. The investor group included: KAT Holdings, L.P. and KAT Group, L.P., special purpose Kenner investment partnerships; UBS Capital Americas II, LLC; ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001 and management. At the closing of the Merger, $12,396 of equity securities owned by Atrium Corporation’s existing stockholders were exchanged for similar securities in KAT Holdings, Inc. and the investor group contributed an additional $251,604 to KAT Holdings, Inc., including $251,454 from ATR Acquisition, LLC, the unitholders of which are KAT Holdings, L.P., KAT Group, L.P., UBS Capital Americas II, LLC, ML IBK Positions, Inc. and Merrill Lynch Ventures L.P. 2001.

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, in connection with the Merger, Atrium Corporation repurchased its outstanding 15% Senior Pay-In-Kind Notes, with a portion of the cash proceeds of the equity contribution to KAT Holdings, Inc.

      Each of the foregoing transactions, along with the Merger, is referred to herein collectively as “the Transactions.”

Presentation

      The operations of Miniature Die Casting (“MD Casting”), Danvid Window Company (“Danvid”), Aluminum Screen Manufacturers (“Aluminum Screen”) and Superior Engineered Products Corporation (“Superior”) are included since their date of acquisition, January 31, 2003, April 1, 2003, October 1, 2003 and December 31, 2003, respectively. Collectively, the acquisitions of MD Casting, Danvid, Aluminum Screen and Superior are referred to as the “2003 acquisitions.”

      The following unaudited pro forma information presents consolidated operating results as though the 2003 acquisitions had occurred at the beginning of the periods presented. For the three month period ended March 31, 2004 there is no difference between the actual and pro forma information because the acquisitions have been included in operations for the full period.

	Three Months
	Ended
	March 31,	Three Months Ended
	2004	March 31, 2003

	Atrium	Atrium	Combined
	Actual	Actual	Pro Forma

Net sales	$150,466	$113,554	$140,895
Net income	(5,655)	(2,569)	(2,131)

2.	Stock-Based Compensation

      As of March 31, 2004, the Company had several stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock-based employee compensation costs related to the issuance of stock options is not reflected in the Company’s earnings, as all options granted under those plans had an exercise price equal to or in excess of the estimated market value of the underlying common stock on the date of grant.

      The Merger resulted in certain of the previously outstanding options being purchased from the holders. The cancellation and issuance of new options along with the buy/sell agreements resulted in the majority of the 2003 option grants warranting variable accounting treatment.

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on the Company’s reported net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based compensation plans and warrants.

	Three Months Ended
	March 31,

	2004	2003

Net loss, as reported	(5,655)	(2,569)
Adjustments:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(424)	(39)

Adjusted net loss	(6,079)	(2,608)

      The above pro forma disclosures are not representative of pro forma effects for future periods because the determination of the fair value of all options granted excludes an expected volatility factor and additional option grants are expected.

3.	Recently Issued Accounting Standards

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

4.	Operating Segment Information

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Summarized financial information for the Company’s reportable operating segments is presented in the following tables:

	For the Three Months
	Ended March 31,

	2004	2003

Net Sales:
Windows and Doors	$134,767	$101,410
Components	30,020	21,603
Intersegment Eliminations	(14,321)	(9,459)

Consolidated net sales	$150,466	$113,554

Income from Operations:
Windows and Doors	$6,287	$5,813
Components	2,404	1,514
Corporate and Other	(5,443)	(1,605)

Consolidated income from operations	3,248	5,722
Interest expense	8,690	8,279
Other expense, net	187	27

Loss before income taxes	$5,629	$2,584

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2004	2003

Segment Assets:
Windows and Doors	$438,769	$445,314
Components	93,534	91,807
Corporate and Other	77,382	70,346

	$609,685	$607,467

Segment Goodwill:
Windows and Doors	$300,585	$300,567
Components	66,819	66,819
Corporate and Other	9,377	9,377

	$376,781	$376,763

	For the Three Months
	Ended March 31,

	2004	2003

Depreciation and Amortization:
Windows and Doors	$3,944	$2,816
Components	941	643
Corporate and Other	1,348	566

Consolidated depreciation and amortization	$6,233	$4,025

Capital Expenditures(1):
Windows and Doors	$2,646	$2,927
Components	401	373
Corporate and Other	1,405	567

Consolidated capital expenditures	$4,452	$3,867

(1)	Capital expenditures are net of proceeds from sales of assets.

5.	Special Charges

      In connection with the Merger, the Company recorded a special charge in the amount of $2,556. The expenses associated with the Merger include $2,385 related to warrants issued to Mr. Hull and $171 for accrued management retention bonuses to be paid on December 10, 2004.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

      Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

	March 31,	December 31,
	2004	2003

Raw materials	$39,173	$33,526
Work-in process	1,668	1,442
Finished goods	15,772	14,937

	56,613	49,905
LIFO reserve	(1,107)	(916)

	$55,506	$48,989

7.	Notes Payable

      Notes payable consisted of the following:

	March 31,	December 31,
	2004	2003

$175,000 Senior Subordinated Notes	$175,000	$175,000
$50,000 Senior Subordinated Add-On Notes	50,000	50,000
Revolving credit facility	—	—
$180,000 Term Loan	179,550	180,000
Other notes payable, including capital lease obligations	10,268	8,536

	414,818	413,536
Less:
Unamortized discount on $175,000 Senior Subordinated
Notes	(1,692)	(1,752)
Unamortized premium on $50,000 Senior Subordinated
Add-On Notes	3,282	3,408
Current maturities of long-term debt	(3,713)	(3,302)

Long-term debt	$412,695	$411,890

      The senior subordinated notes and credit agreement require the Company to meet certain financial tests pertaining to total leverage, senior leverage, interest coverage and fixed charge coverage. As of March 31, 2004, the Company was in compliance with all related covenants.

      The Current Credit Agreement has an “excess cash flows” provision mandating additional principal payments if certain cash flow targets are met during the year. The excess cash flow payment is due no later than 100 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2004. For 2004 the Company is required to make an additional principal payment in an amount equal to the excess of 75% of their excess cash flow, as defined in the credit agreement, less any voluntary prepayments made on the term loans during the fiscal year. The 2004 excess cash flow payment will be paid in 2005, if applicable.

      On November 1, 2000, the Company entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company paid interest

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expired in November 2003.

8.	Contingencies

      The Company has four unionized facilities within the State of Texas, all of which are represented by the Union of Needletrades, Industrial and Textile Employees (“UNITE!”). During May of 2001, the Company entered into a three-year collective bargaining agreement with UNITE! which will expire in 2004. We have begun negotiations for a new collective bargaining agreement and expect to renew the collective bargaining agreement shortly.

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

      The Company is a potentially responsible party (“PRP”) at the Chemical Recycling, Inc. or “CRI” Superfund site in Wylie, Texas, pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended. The Company is a very small contributor at the CRI site, being assigned approximately 2.788% of the damages based on its waste volume at the site. The site was a solvent reclamation facility, and the Company sent paint waste to the site for recycling. The site has soil and groundwater contamination. Major removal actions have occurred and a Work Plan for Risk Assessment/ Feasibility Study was submitted to the Environmental Protection Agency (“EPA”) in October 1996. According to the studies performed by the site’s steering committee, affected groundwater has not migrated off-site. According to the EPA general counsel in charge of the site, the site is low priority compared to other sites in the region. There are 115 PRP’s at this site with approximately 85 that are members of the site’s steering committee. Two main PRP’s, Glidden and Sherwin Williams, account for approximately 46% of all liability. The Company’s costs to date associated with this site have been approximately $78, with a current credit for overpayment of $30.

      The Company believes that based on the information currently available, including the substantial number of other PRP’s and relatively small share allocated to it at such site, its liability, if any, associated with this site will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

9.	Wing Divestiture and Woodville Closing

      During the first quarter of 2004, the accrued provisions for Wing Industries, Inc. (“Wing”) decreased by $85 primarily due to payments on remaining lease obligations, leaving a remaining accrual of $319 for unpaid liabilities. In the same period, the Company decreased its accrued provisions for the Woodville closing by $11 for miscellaneous facility closure expenses, reducing the remaining accrual to $72.

10.	Acquisitions

      The 2003 Acquisitions described below have been accounted for in accordance with SFAS No. 141, “Business Combinations” and the results of their operations are included in the Company’s financial statements from the date of their respective acquisition.

Superior

      On December 31, 2003, the Company acquired all of the outstanding capital stock of Superior, a California corporation, for a purchase price of $52,500, including $47,500 in cash and $5,000 in Atrium Corporation common stock. Transaction fees related to the acquisition of Superior were $429. Superior, based in Ontario, California, is a manufacturer of windows and other building materials. The cash portion of the transaction was funded with $40,000 of term loan borrowings previously held in escrow and $7,500 borrowed under the Company’s accounts receivable securitization facility. The purchase price is allocated as follows:

Cash	$3,344
Accounts receivable	4,591
Other receivables	162
Inventory	5,593
Prepaid expenses	487
Deferred tax asset	208
Property, plant and equipment	16,312
Other assets	176
Goodwill	12,130
Intangible assets	12,900
Accounts payable	(787)
Accrued liabilities	(1,979)
Deferred tax liability	(208)

Total purchase price	$52,929

Aluminum Screen

      On October 1, 2003, the Company completed the acquisition of substantially all of the operating assets of Aluminum Screen for $16,500 in cash, excluding transaction fees of approximately $768. Aluminum Screen, a screen manufacturer based in Dallas, Texas, with additional operations in Houston, Phoenix, Las Vegas and Ciudad Juarez, Mexico, is a supplier to the window and patio door industry. The transaction was effected through Atrium’s newly-formed subsidiary, Aluminum Screen Manufacturers, Inc., a Delaware corporation,

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and was funded through a combination of borrowings under both the Company’s revolving credit facility and accounts receivable securitization facility. The purchase price is allocated as follows:

Accounts receivable	$938
Inventory	1,785
Prepaid expenses	38
Property, plant and equipment	1,721
Other assets	46
Goodwill	14,625
Accounts payable	(1,371)
Accrued liabilities	(514)

Total purchase price	$17,268

Danvid

      On April 1, 2003, the Company acquired substantially all of the assets of Danvid, a wholly-owned subsidiary of American Architectural Products Corporation (“AAPC”), for approximately $5,550 in cash and the assumption of certain liabilities. The proceeds used to complete the transaction were funded through the Company’s revolving credit facility. The assets of Danvid have been acquired out of bankruptcy (with both Danvid and AAPC operating as a debtor-in-possession under Chapter 11) pursuant to an auction sale under Sections 363 and 365 of the Bankruptcy Code. The acquisition of Danvid, an aluminum and vinyl window and door manufacturer, located in Dallas, Texas, further strengthens the Company’s market share in the southern regions of the United States.

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

MD Casting

      On January 31, 2003, the Company, through its newly-formed and wholly-owned subsidiary, MD Casting, completed the acquisition of substantially all of the operating assets of Miniature Die Casting of Texas, L.P., a Texas limited partnership, for a purchase price of $3,250, excluding transaction fees of approximately $144, with an additional amount of up to $600 to be paid over three years upon the achievement of certain financial targets. MD Casting is a zinc die cast hardware manufacturer located in Fort Worth, Texas. The Company financed the acquisition through its revolving credit facility.

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

      The Company’s payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by its wholly-owned subsidiaries (collectively, the “Subsidiary Guarantees”): Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of Arizona, Atrium Door and Window Company — West Coast, Atrium Vinyl, Inc. (formerly known as Heat, Inc.), Thermal Industries, Inc., Atrium Door and Window Company of the Northwest (formerly known as Best Built, Inc.), Atrium Door and Window Company of the Rockies (formerly known as Champagne Industries, Inc.), Wing Industries, Inc., R.G. Darby Company, Inc., Total Trim, Inc, Atrium Extrusion Systems, Inc. (formerly known as VES, Inc.), Superior Engineered Products Corporation, MD Casting, Inc. and Aluminum Screen Manufacturers, Inc. (collectively, the “Guarantor Subsidiaries”). The following subsidiaries do not guarantee the Company’s Notes: Atrium Funding Corporation, Atrium Ventanas de Mexico and Atrium Servicios de Mexico (collectively, the “Non-Guarantor Subsidiaries”). The operations and cash flows of all subsidiaries are presented for; all periods covered except for: the operations of Superior, which are presented since its date of acquisition on December 31, 2003; Aluminum Screen, which are presented since its date of acquisition on October 1, 2003 and MD Casting, which are presented since its date of acquisition on January 31, 2003. The balance sheet information includes all subsidiaries as of December 31, 2003 and all subsidiaries except for Superior, Aluminum Screen and MD Casting, as of December 31, 2002. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

      The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including senior indebtedness) which the Company may incur.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

March 31, 2004
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,277	$(11,939)	$(66,525)	$4,871	$2,684
Accounts receivable, net	9,810	161	—	—	9,971
Retained interest in sold accounts receivable	—	25,620	—	—	25,620
Inventories	29,468	43	25,995	—	55,506
Prepaid expenses and other current assets	1,975	224	2,376	20	4,595
Deferred tax asset	13,423	—	61	(11,180)	2,304

Total current assets	130,953	14,109	(38,093)	(6,289)	100,680
PROPERTY, PLANT AND EQUIPMENT, net	39,772	3	52,836	—	92,611
GOODWILL	197,773	—	179,008	—	376,781
INTANGIBLE ASSETS	12,430	—	—	—	12,430
DEFERRED FINANCING COSTS, net	—	—	15,511	—	15,511
INVESTMENT IN SUBSIDIARIES	—	—	118,934	(118,934)	—
OTHER ASSETS, net	2,295	23	9,354	—	11,672

Total assets	$383,223	$14,135	$337,550	$(125,223)	$609,685

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,594	$—	$2,119	$—	$3,713
Accounts payable	8,784	78	17,379	4,871	31,112
Accrued liabilities	14,138	93	21,772	20	36,023

Total current liabilities	24,516	171	41,270	4,891	70,848

LONG-TERM LIABILITIES:
Notes payable	239,193	—	173,502	—	412,695
Deferred tax liability	13,423	—	61	(11,180)	2,304
Other long-term liabilities	1,121	—	936	—	2,057

Total long-term liabilities	253,737	—	174,499	(11,180)	417,056

Total liabilities	278,253	171	215,769	(6,289)	487,904

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—
Paid-in capital	86,111	21,499	185,986	(107,610)	185,986
Retained earnings (accumulated deficit)	18,859	(7,535)	(64,205)	(11,324)	(64,205)

Total stockholder’s equity	104,970	13,964	121,781	(118,934)	121,781

Total liabilities and stockholder’s equity	$383,223	$14,135	$337,550	$(125,223)	$609,685

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2003
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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

NET SALES	$67,534	$134	$98,391	$(15,593)	$150,466
COST OF GOODS SOLD	47,092	153	74,953	(15,593)	106,605

Gross profit	20,442	(19)	23,438	—	43,861

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	17,055	58	19,061	—	36,174
Securitization expense	—	329	(76)	—	253
Stock compensation expense	—	—	—	—	—
Amortization expense	918	—	712	—	1,630

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	17,973	387	19,697	—	38,057
Special charges	—	—	2,556	—	2,556

	17,973	387	22,253	—	40,613

Income (loss) from operations	2,469	(406)	1,185	—	3,248
INTEREST EXPENSE	5,013	—	3,677	—	8,690
OTHER INCOME (EXPENSE), net	(128)	(65)	6	—	(187)

Loss before income taxes	(2,672)	(471)	(2,486)	—	(5,629)
PROVISION (BENEFIT) FOR INCOME TAXES	141	(115)	—	—	26
EQUITY IN LOSS OF SUBSIDIARIES	—	—	(3,169)	3,169	—

NET LOSS	$(2,813)	$(356)	$(5,655)	$3,169	$(5,655)

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

NET SALES	$40,442	$43	$83,297	$(10,228)	$113,554
COST OF GOODS SOLD	28,583	22	60,220	(10,228)	78,597

Gross profit	11,859	21	23,077	—	34,957

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	11,728	225	16,014	—	27,967
Securitization expense	—	299	(63)	—	236
Stock compensation expense	—	—	100	—	100
Amortization expense	333	—	599	—	932

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	12,061	524	16,650	—	29,235

Income (loss) from operations	(202)	(503)	6,427	—	5,722
INTEREST EXPENSE	2,946	—	5,333	—	8,279
OTHER INCOME (EXPENSE), net	(52)	—	25	—	(27)

Income (loss) before income taxes	(3,200)	(503)	1,119	—	(2,584)
PROVISION (BENEFIT) FOR INCOME TAXES	—	(105)	90	—	(15)
EQUITY IN LOSS OF SUBSIDIARIES	—	—	(3,598)	3,598	—

NET INCOME (LOSS)	$(3,200)	$(398)	$(2,569)	$3,598	$(2,569)

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$(457)	$(1,468)	$2,227	$—	$302

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,599)	—	(2,865)	—	(4,464)
Proceeds from sales of assets	28	—	(16)	—	12
Acquisitions	(18)	—	—	—	(18)
Other assets	(312)	14	(1,772)	—	(2,070)

Net cash provided by (used in) investing activities	(1,901)	14	(4,653)	—	(6,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	33,582	—	(33,582)	—	—
Payments of other notes payable and capital lease obligations	—	—	(346)	—	(346)
Deferred financing costs	—	—	(2)	—	(2)
Scheduled principal payments on term loans	(260)	—	(190)	—	(450)
Checks drawn in excess of bank balances	—	—	—	2,007	2,007

Net cash provided by (used in) financing activities	33,322	—	(34,120)	2,007	1,209

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,964	(1,454)	(36,546)	2,007	(5,029)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD*	45,313	(10,485)	(29,979)	2,864	7,713

CASH AND CASH EQUIVALENTS, END OF PERIOD*	$76,277	$(11,939)	$(66,525)	$4,871	$2,684

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

Certain Forward-Looking Statements

      This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Registrant based on beliefs of management that involve substantial risks and uncertainties. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to the risks and uncertainties regarding our operations and results of operations, as well as our customers and suppliers, including the availability of credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We disclaim any obligation to publicly update or revise any forward-looking statements.

Results of Operations

      The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the first quarter ended March 31, 2004 are not necessarily indicative of results expected for the full year.

      The operations of MD Casting, Inc. (“MD Casting”), Danvid Window Company (“Danvid”), Aluminum Screen Manufacturers, Inc. (“Aluminum Screen”) and Superior Engineered Products Corporation (“Superior”) are included since their date of acquisition, January 31, 2003, April 1, 2003, October 1, 2003 and December 31, 2003, respectively. Collectively, the acquisitions of MD Casting, Danvid, Aluminum Screen and Superior are referred to as the “2003 acquisitions.”

DISCUSSION OF CONSOLIDATED RESULTS

      Net Sales. Net sales increased by $36,912, or 32.5%, from $113,554 during the first quarter of 2003 to $150,466 during the first quarter of 2004. The increase in net sales was primarily due to the 2003 acquisitions which contributed additional sales of $27,223. In addition, net sales at our existing operations grew $9,689, or 8.6%, from $113,187 during 2003 to $122,876 during 2004. This increase was primarily made up of growth within our Windows and Doors Segment, including increases at our vinyl operations of $5,015, or 10.3%, our aluminum operations of $3,194, or 6.7% and Darby operation of $1,195, or 25.0%. The majority of these increases were due to increased unit volume.

      Cost of Goods Sold. Cost of goods sold increased from 69.2% of net sales during the first quarter of 2003 to 70.9% of net sales during the first quarter of 2004. Material costs decreased from 39.3% during 2003 to 38.8% during 2004, while direct manufacturing expenses, which represent the labor and overhead components of cost of goods sold, increased from 29.9% during 2003 to 32.1% during 2004. The decrease in material costs was a result of synergies captured from the 2003 acquisitions and our ability to leverage our purchasing power, which was partially offset by inflationary increases in the cost of certain raw materials. The increase in direct manufacturing expenses was primarily caused by higher insurance, labor and depreciation expenses.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $8,207 from $27,967 (24.6% of net sales) during the first quarter of 2003 to $36,174 (24.0% of net sales) during the first quarter of 2004. The increase was primarily due to the 2003 acquisitions, which contributed additional selling, delivery, general and administrative expenses of $5,619. In addition, selling, delivery, general and administrative expenses at our existing operations, increased $2,588 from $27,912 (24.7% of net sales) during 2003 to $30,500 (24.8% of net sales) during 2004. General and administrative expenses, excluding the 2003 acquisitions, increased $802 from $11,502 (10.2% of net sales) during 2003 to $12,304 (10.0%) during 2004 due to higher insurance and salary expenses, offset by a reduction in management fees. Delivery expenses, excluding the 2003 acquisitions, decreased from 7.1% during 2003 to 6.8% during 2004, largely as a result of a reduction in third party carrier costs offset by higher fuel costs. Selling expenses, excluding the 2003 acquisitions, increased from 7.4% during 2003 to 8.0% during 2004, primarily due to expenses associated with marketing initiatives and higher insurance costs.

      Securitization Expense. Securitization expense increased $17 from $236 in the first quarter of 2003 to $253 in the first quarter of 2004. Securitization expense incurred by the Company represents the losses on the sales of our accounts receivable, which includes both the interest expense and commitment fee components of the transaction.

      Stock Compensation Expense. Stock compensation expense decreased $100 during the first quarter of 2003 to $0 during the first quarter of 2004. Stock compensation expense for the first quarter of 2003 included payments of $100 for services rendered in the form of Atrium Corporation common stock to our former equity sponsor, Ardshiel, Inc.

      Amortization Expense. Amortization expense increased $698 from $932 during the first quarter of 2003 to $1,630 during the first quarter of 2004. This increase was primarily related to additional amortization associated with $12,900 of intangible assets recorded in connection with the Superior acquisition and software implementation costs capitalized during 2003.

      Special Charges. During the first quarter of 2004, the Company recorded special charges in the amount of $2,556 for expenses associated with the merger. The special charges included $2,385 related to warrants issued to Mr. Hull and $171 for accrued management retention bonuses to be paid on December 10, 2004.

      Interest Expense. Interest expense increased $411 from $8,279 during the first quarter of 2003 to $8,690 during the first quarter of 2004. Interest expense increased as a result of increased debt levels, offset by a decrease in our weighted-average interest rate as a result of the expiration of an interest rate swap agreement in November of 2003 and a lower effective rate on our new debt.

      Provision for Income Taxes. Our income tax provision primarily represents state income tax expense for those jurisdictions where we do not have available loss carryforwards. We did not incur federal tax expense during the first quarter of 2004 or 2003 as a result of available net operating loss carryforwards generated in prior years. We continue to maintain a full valuation allowance against our deferred tax assets for net operating losses. Should we generate taxable income in 2004 and if prospects for continued profitability are more likely than not beyond 2004, our net operating loss valuation allowance may reverse in future periods.

DISCUSSION OF RESULTS BY REPORTING SEGMENT

Windows and Doors

      Net Sales. Net sales increased by $33,357, or 32.9%, from $101,410 in the first quarter of 2003 to $134,767 in the first quarter of 2004. The increase was primarily the result of the 2003 acquisitions of Danvid and Superior, which provided additional net sales of $23,953. In addition, net sales at our existing window and door operations grew $9,404, or 9.3%, from $101,410 during 2003 to $110,814 during 2004. This increase was made up of growth at our vinyl operations of $5,015, or 10.3%, our aluminum operations of $3,194, or 6.7% and Darby operation of $1,195, or 25.0%. The majority of these increases were due to increased unit volume.

      Income from Operations. Income from operations increased $474 from $5,813 (5.7% of net sales) during the first quarter of 2003 to $6,287 (4.7% of net sales) during the first quarter of 2004. The increase was largely due to the acquisitions of Danvid and Superior, which provided additional income from operations of $1,438. Income from operations, excluding the acquisitions of Danvid and Superior, decreased $964 from $5,813 (5.7% of net sales) during 2003 to $4,849 (4.4% of net sales) during 2004. The decrease in income from operations, excluding the acquisitions of Danvid and Superior, is primarily the result of an increase in cost of goods sold from 69.8% of net sales during 2003 to 72.6% of net sales during 2004, which was partially offset by a decrease in selling, delivery, general and administrative expenses from 25.3% of net sales during 2003 to 24.0% of net sales during 2004. The increase in cost of goods sold, as a percentage of net sales, included increases in both material costs and direct manufacturing expenses, due largely to raw material inflation and higher insurance, labor and depreciation expenses. The decrease in selling, delivery, general and administrative expenses, as a percentage of net sales, is the result of operating leverage associated with the allocation of fixed costs over a larger sales base.

Components

      Net Sales. Net sales increased by $8,417, or 39.0%, from $21,603 in the first quarter of 2003 to $30,020 in the first quarter of 2004. The increase was primarily the result of the 2003 acquisitions of MD Casting and Aluminum Screen, which provided additional net sales of $5,933, and the 2003 acquisition of Danvid, which resulted in additional net sales of $1,332 at our aluminum and vinyl extrusion operations. In addition, net sales at our aluminum extrusion operation, excluding amounts sold to Danvid, increased $1,062, or 5.4%, and net sales at our vinyl extrusion operation, excluding amounts sold to Danvid, increased $90, or 6.9%. The increases at our aluminum and vinyl extrusion operations were primarily the result of increased unit volume with our window operations.

      Income from Operations. Income from operations increased $890 from $1,514 (7.0% of net sales) during the first quarter of 2003 to $2,404 (8.0% of net sales) during the first quarter of 2004. The increase was partially due to the acquisitions of MD Casting and Aluminum Screen, which provided additional income from operations of $418. Income from operations at our aluminum and vinyl extrusion operations, increased $472 from $1,406 (6.7% of net sales) during 2003 to $1,878 (8.0% of net sales) during 2004. The increase at our extrusion operations was due to a 12.2% increase in net sales and the associated operating leverage.

Liquidity and Capital Resources

      Cash generated from operations, availability under our revolving credit facility and availability under our accounts receivable securitization facility are our principal sources of liquidity. During the first quarter of 2003, cash was primarily used for capital expenditures and other assets. Net cash provided by operating activities during 2004 was $302 compared to $10,208 during 2003. The decrease in cash provided by operating activities was a result of a reduction in the sale of accounts receivable and an increase in cash used for working capital. Net cash used in investing activities during 2004 was $6,540 compared to $8,399 during 2003. The decrease in cash used in investing activities was related to the acquisition of MD Casting during 2003, offset by an increase in capital expenditures and other assets. Cash provided by financing activities during 2004 was $1,209 compared to $2,019 during 2003. The decrease in cash provided by financing activities was primarily due to a decrease in checks drawn in excess of bank balances, offset by lower principal payments due on our term loans.

      The Current Credit Agreement has an “excess cash flows” provision mandating additional principal payments if certain cash flow targets are met during the year. The excess cash flow payment is due no later than 100 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2004. For 2004 the Company is required to make an additional principal payment in an amount equal to the excess of 75% of their excess cash flow, as defined in the credit agreement, less any voluntary prepayments made on the term loans during the fiscal year. The 2004 excess cash flow payment will be paid in 2005, if applicable.

Other Capital Resources

      Our credit agreement provides for a revolving credit facility in the amount of $50,000, which includes a $10,000 letter of credit sub-facility. The revolving credit facility has a maturity date of December 10, 2008. Additionally, we have an accounts receivable securitization facility, which can make additional funds available to us depending on certain borrowing base levels. On July 3, 2003, the receivables purchase agreement was amended, at the Company’s discretion, to increase the size of the accounts receivable securitization facility from $42,000 to $50,000.

      As of March 31, 2004, we had cash of $2,684 and $41,299 of availability under the revolving credit facility, net of outstanding letters of credit totaling $8,701. In addition, we had $4,800 of availability under the accounts receivable securitization facility and an additional $9,600 currently unavailable due to borrowing base limitations, net of securitizations of $35,600. As of May 12, 2004, we had cash of $3,203 and $37,299 of availability under the revolving credit facility, net of borrowings of $4,000 and outstanding letters of credit totaling $8,701 Additionally, we had $1,800 of availability under the accounts receivable securitization facility and $7,700 currently unavailable due to borrowing base limitations, net of securitizations of $40,500.

Capital Expenditures

      We had cash capital expenditures (net of proceeds from sales) of $4,452 during the first quarter of 2004 compared to $3,867 during the first quarter of 2003. Capital expenditures during these periods were a result of our effort to increase automation and establish new product lines at our various manufacturing facilities. We expect capital expenditures (exclusive of acquisitions) in 2004 to be approximately $20,000, however, actual capital requirements may change based on management and strategic decisions.

      Our ability to meet debt service, working capital and capital expenditure requirements is dependent upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control.

Recently Issued Accounting Standards

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      We are exposed to market risk from changes in interest rates and commodity pricing. We use derivative financial instruments on a limited basis to hedge economic exposures including interest rate protection agreements and forward commodity delivery agreements. We do not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

      On November 1, 2000, the Company entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company paid interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expired in November 2003.

      There have not been any material changes in our market risk during quarter ended March 31, 2004. For additional information related to various market risks refer to Section 7A of our amended annual report on Form 10-K/ A for the fiscal year ended December 31, 2003.

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

      (b) Reports on Form 8-K

On January 15, 2004, in accordance with Items 2 and 7 of Form 8-K, the Company filed a Report on Form 8-K announcing the acquisition of the stock of Superior Engineered Products Corporation.

On March 15, 2004, in accordance with Item 7 of Form 8-K, the Company filed a Report on Form 8-K/ A to amend the Company’s Report on Form 8-K, dated December 31, 2003 and filed January 15, 2004, to include the financial statements and pro forma financial information related to the acquisition of Superior Engineered Products Corporation.

Current Report on Form 8-K filed pursuant to Items 7 and 12 on March 25, 2004 to include, as an exhibit, the press release of Atrium Companies, Inc. dated March 24, 2004 announcing year-end and fourth quarter earnings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRIUM COMPANIES, INC.
(Registrant)

By:	/s/ JEFF L. HULL

Jeff L. Hull
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

Date: May 14, 2004

By:	/s/ ERIC W. LONG

Eric W. Long
Executive Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Date: May 14, 2004

ATRIUM COMPANIES, INC.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.