Form 10-Q
period 2004-06-30
ATRIUM COMPANIES INC
filed 2004-08-16
CIK 1029336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

3890 West Northwest Highway, Suite 500 Dallas, Texas 75220, (214) 630-5757

(Address of principal executive offices, including zip code and telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (  ) No (X)

     As of August 16, 2004, the registrant had 100 shares of Common Stock, par value $.01 per share outstanding.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
INDEX

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,480	$7,713
Accounts receivable, net of allowance of $292 and $284, respectively	13,918	8,387
Retained interest in sold accounts receivable	20,498	24,461
Inventories	60,601	48,989
Prepaid expenses and other current assets	5,137	8,007
Deferred tax asset	2,418	2,595

Total current assets	107,052	100,152
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $49,919 and $41,184, respectively	101,324	95,921
GOODWILL	382,830	376,763
INTANGIBLE ASSETS, net	16,959	12,900
DEFERRED FINANCING COSTS, net	14,813	16,298
OTHER ASSETS, net	5,875	5,442

Total assets	$628,853	$607,476

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$3,736	$3,302
Accounts payable	41,917	28,036
Accrued liabilities	36,546	34,261

Total current liabilities	82,199	65,599

LONG-TERM LIABILITIES:
Notes payable	411,987	411,890
Deferred tax liability	2,418	2,595
Other long-term liabilities	1,849	2,341

Total long-term liabilities	416,254	416,826

Total liabilities	498,453	482,425

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY:
Common stock $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in capital	186,119	183,601
Accumulated deficit	(55,719)	(58,550)

Total stockholder’s equity	130,400	125,051

Total liabilities and stockholder’s equity	$628,853	$607,476

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2004 and 2003
(dollars in thousands)
(unaudited)

	2004	2003
NET SALES	$187,952	$161,810
COST OF GOODS SOLD	129,789	109,194

Gross profit	58,163	52,616

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	38,535	32,924
Securitization expense	261	276
Stock compensation expense	—	352
Amortization expense	1,589	1,043

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	40,385	34,595
Special charge	171	—

	40,556	34,595

Income from operations	17,607	18,021
INTEREST EXPENSE	8,812	8,417
OTHER EXPENSE (INCOME), net	95	(191)

Income before income taxes	8,700	9,795
PROVISION FOR INCOME TAXES	214	322

NET INCOME	$8,486	$9,473

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2004 and 2003
(dollars in thousands)
(unaudited)

	2004	2003
NET SALES	$338,418	$275,364
COST OF GOODS SOLD	236,394	187,791

Gross profit	102,024	87,573

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	74,709	60,891
Securitization expense	514	512
Stock compensation expense	—	452
Amortization expense	3,219	1,975

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	78,442	63,830
Special charges	2,727	—

	81,169	63,830

Income from operations	20,855	23,743
INTEREST EXPENSE	17,502	16,696
OTHER EXPENSE (INCOME), net	282	(164)

Income before income taxes	3,071	7,211
PROVISION FOR INCOME TAXES	240	307

NET INCOME	$2,831	$6,904

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
For the Six Months Ended June 30, 2004
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock				Total
			Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2003	100	$—	$183,601	$(58,550)	$125,051
Cash distribution to Atrium Corporation, net	—	—	(167)	—	(167)
Issuance of Atrium Corporation warrants for purchase of Robico Shutters	—	—	300	—	300
Vesting of Atrium Corporation warrants included in special charges	—	—	2,385	—	2,385
Comprehensive income:
Net income	—	—	—	2,831	2,831

Total comprehensive income	—	—	—	2,831	2,831

Balance, June 30, 2004	100	$—	$186,119	$(55,719)	$130,400

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(dollars in thousands)
(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,831	$6,904
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	12,631	8,189
Non-cash stock compensation expense	—	200
Amortization of deferred financing costs	1,584	1,385
Write-off of deferred financing costs	—	29
Amortization of premium on notes payable	(132)	111
Amortization of gain from sale-leaseback of building	(15)	(15)
Non-cash special charges	2,654	—
Provision for bad debts	68	—
Loss on sale of receivables	423	335
Loss on sales of assets	58	40
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,115)	(2,522)
Retained interest in sold accounts receivable	(9,612)	(15,150)
Sale of accounts receivable	13,100	21,700
Inventories	(10,388)	(6,892)
Prepaid expenses and other current assets	2,970	160
Accounts payable	8,180	12,376
Accrued liabilities and other long-term liabilities	968	1,386

Net cash provided by operating activities	21,205	28,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,205)	(8,768)
Proceeds from sales of assets	1	12
Acquisitions	(13,576)	(9,081)
Other assets	(1,420)	(1,206)

Net cash used in investing activities	(28,200)	(19,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of other notes payable and capital lease obligations	(816)	(16)
Net borrowings under revolving credit facility	300	—
Deferred financing costs	(99)	(7)
Scheduled principal payments on term loans	(900)	(2,733)
Additional principal payments on term loans	—	(1,058)
Distributions to Atrium Corporation	(167)	(25)
Issuance of Atrium Corporation warrants for purchase of Robico Shutters	300	—
Checks drawn in excess of bank balances	5,144	1,488

Net cash provided by (used in) financing activities	3,762	(2,351)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,233)	6,842
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,713	1,131

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,480	$7,973

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(dollars in thousands, except share amounts)
(unaudited)

1. Basis of Presentation

          The unaudited consolidated financial statements of Atrium Companies, Inc. (the “Company”) for the three and six months ended June 30, 2004 and 2003, and financial position as of June 30, 2004 and December 31, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          These consolidated financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2003 included in the Company’s amended annual report on Form 10-K/A as filed with the Securities and Exchange Commission on April 9, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

          In connection with the Merger, we renewed our existing accounts receivable securitization facility for a period of five years and refinanced our existing senior revolving credit and term loan facilities, with a new revolving credit facility of $50,000, which was undrawn at the close of the merger, and a new $180,000 term loan facility. We also issued an additional $50,000 of 10½% senior subordinated notes, or “add-on notes”, and left the existing $175,000 of 10½% senior subordinated notes outstanding. $40,000 of the new term loan facility was funded into escrow upon closing of the Merger and was released to fund a portion of the acquisition of Superior Engineered Products Corporation on December 31, 2003.

          On November 18, 2003, in connection with the Merger, we received consents from holders representing approximately 97% of the aggregate principal amount of our outstanding 10½% senior subordinated notes to:

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

Presentation

          The operations of MD Casting, Inc. (“MD Casting”), Danvid Window Company (“Danvid”), Aluminum Screen Manufacturers, Inc., Superior Engineered Products Corporation (“Superior”) and Atrium Shutters, Inc. (“Atrium Shutters”) are included since their dates of acquisition, January 31, 2003, April 1, 2003, October 1, 2003, December 31, 2003 and June 1, 2004, respectively. Collectively, the acquisitions of MD Casting, Danvid, Aluminum Screen, Superior and Atrium Shutters are referred to as the “Acquisitions.”

          The following unaudited pro forma information presents consolidated operating results as though the Acquisitions had occurred at the beginning of the periods presented.

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
	Atrium	Combined	Atrium	Combined
	Actual	Pro Forma	Actual	Pro Forma
Net sales	$187,952	$190,385	$161,810	$185,305
Net income	8,486	8,497	9,473	12,093

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
	Atrium	Combined	Atrium	Combined
	Actual	Pro Forma	Actual	Pro Forma
Net sales	$338,418	$344,302	$275,364	$328,230
Net income	2,831	2,774	6,904	9,788

Reclassifications

          Certain items in the prior period presentation have been reclassified to conform to the current period presentation.

2. Stock-Based Compensation

          As of June 30, 2004, the Company had several stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Stock-based employee compensation costs related to the issuance of stock options is not reflected in the Company’s earnings when the options granted under those plans have an exercise price equal to or in excess of the estimated market value of the underlying common stock on the date of grant.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$8,486	$9,473	$2,831	$6,904
Adjustments:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	252	—	252
Stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(477)	37	(901)	(2)

Adjusted net income	$8,009	$9,762	$1,930	$7,154

          The above pro forma disclosures are not representative of pro forma effects for future periods because the determination of the fair value of all options granted excludes an expected volatility factor and additional option grants are expected.

3. Recently Issued Accounting Standards

FIN No. 46 — “Consolidation of Variable Interest Entities”:

          During January 2003, the FASB issued Financial Interpretation  (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is effective for variable interest entities created after January 31, 2003 and is required to be adopted for variable interest entities that existed prior to February 1, 2003 by December 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities and is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Adoption of FIN 46 has not had a material effect on the Company’s consolidated financial position or results of operations.

FIN No. 46R — “Consolidation of Variable Interest Entities”:

          During December 2003, the FASB issued a revision to FIN 46, FIN No. 46R (“FIN 46R”), to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of variable interest entities other than SPE’s is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46R has not had a material effect on the Company’s consolidated financial position or results of operations.

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

          The Windows and Doors Segment fabricates, distributes and installs products primarily for the residential new construction and repair and remodel markets. The principal products sold by the segment include aluminum and vinyl windows and patio doors. The Components Segment principally manufactures component parts utilized in the fabrication of aluminum and vinyl windows and patio doors, including aluminum and vinyl extrusion, zinc die-casted hardware and fiberglass and aluminum screens.

          The Company evaluates operating segment performance based on operating earnings before allocations of corporate overhead costs. All material intrasegment sales are eliminated within each respective segment. The income statement impact of all purchase accounting adjustments, including the amortization of intangible assets, is reflected in the operating earnings of the applicable operating segment.

          Identifiable assets by operating segment are those used in operations by each segment. Corporate and Other assets are principally cash and cash equivalents, deferred tax assets, certain property, plant and equipment, deferred financing costs and retained interest in sold accounts receivable.

          Summarized financial information for the Company’s reportable operating segments is presented in the following tables:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net Sales:
Windows and Doors	$167,892	$148,332	$302,659	$249,742
Components	36,657	25,374	66,677	46,977
Intersegment Eliminations	(16,597)	(11,896)	(30,918)	(21,355)

Consolidated net sales	$187,952	$161,810	$338,418	$275,364

Income from Operations:
Windows and Doors	$14,471	$16,441	$20,758	$22,254
Components	4,833	2,366	7,237	3,880
Corporate and Other	(1,697)	(786)	(7,140)	(2,391)

Consolidated income from operations	17,607	18,021	20,855	23,743
Interest expense	8,812	8,417	17,502	16,696
Other expense (income), net	95	(191)	282	(164)

Income before income taxes	$8,700	$9,795	$3,071	$7,211

	June 30,	December 31,
	2004	2003
Segment Assets:
Windows and Doors	$458,408	$445,314
Components	93,796	91,807
Corporate and Other	76,649	70,355

	$628,853	$607,476

Segment Goodwill:
Windows and Doors	$306,807	$300,567
Components	66,646	66,819
Corporate and Other	9,377	9,377

	$382,830	$376,763

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Depreciation and Amortization:
Windows and Doors	$4,063	$2,934	$8,007	$5,750
Components	977	641	1,918	1,284
Corporate and Other	1,358	589	2,706	1,155

Consolidated depreciation and amortization	$6,398	$4,164	$12,631	$8,189

Capital Expenditures(1):
Windows and Doors	$4,350	$1,900	$7,015	$4,854
Components	568	1,300	973	1,674
Corporate and Other	2,537	1,264	5,216	2,228

Consolidated capital expenditures	$7,455	$4,464	$13,204	$8,756

(1)	Capital expenditures are net of proceeds from sales of assets.

5. Special Charges

          In connection with the Merger, the Company recorded a special charge in the amount of $2,727. The expenses associated with the Merger include $2,385 related to warrants issued to Mr. Hull and $342 for accrued management retention bonuses to be paid on December 10, 2004.

6. Inventories

          Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$43,284	$33,526
Work-in process	1,932	1,442
Finished goods	16,913	14,937

	62,129	49,905
LIFO reserve	(1,528)	(916)

	$60,601	$48,989

7. Notes Payable

Notes payable consisted of the following:

	June 30,	December 31,
	2004	2003
Senior Subordinated Notes	$225,000	$225,000
Revolving credit facility	300	—
Term Loan	179,100	180,000
Other notes payable, including capital lease obligations	9,798	8,536

	414,198	413,536
Unamortized premium on Senior Subordinated Notes	1,525	1,656

Total long-term debt	415,723	415,192

Current maturities of long-term debt	(3,736)	(3,302)

Long-term debt	$411,987	$411,890

          The Company’s credit agreement include covenants which require the Company to meet certain financial tests pertaining to total leverage, interest coverage and fixed charge coverage. As of June 30, 2004, the Company was in compliance with all related covenants.

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

          On November 1, 2000, the Company entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company paid interest at a fixed rate of 6.66% on the notional amount and received interest therein at the three-month LIBOR on a quarterly basis. This swap expired in November 2003.

8. Income Taxes

          The Company’s effective tax rate differs from the statutory rate due to the Company’s net operating loss carryforwards. The income tax provision primarily represents state income tax expense for those jurisdictions where the Company does not have available loss carryforwards. The Company did not incur federal tax expense during the second quarter and first six months of 2004 or 2003 as a result of available net operating loss carryforwards generated in prior years. The Company continues to maintain a full valuation allowance against their deferred tax assets for net operating losses. Should the Company continue to generate taxable income in 2004 and if prospects for continued profitability are more likely than not beyond 2004, the net operating loss valuation allowance may reverse in future periods.

9. Contingencies

          The Company has three unionized facilities within the State of Texas, all of which are represented by UNITE HERE (formerly known as the Union of Needletrades, Industrial and Textile Employees). Effective May 2004, the Company entered into a new three-year collective bargaining agreement with UNITE HERE which will expire in 2007.

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

          The Company previously owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are expected not to exceed $150. The previous owner of the property has established an escrow of $400 to remediate the associated costs. The Company sold this property in December 1999. The Company has established a letter of credit of $250 to cover any costs of remediation exceeding the previous owner’s escrow. The Company believes the existing escrow amount is adequate to cover costs associated with this clean-up.

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

10. Wing Divestiture and Woodville Closing

          During the second quarter of 2004, the accrued provisions for the divested Wing Industries, Inc. (“Wing”) unit decreased by $128 primarily due to payments on remaining lease obligations, leaving a remaining accrual of $191 for unpaid liabilities. In the same period, the Company decreased its accrued provisions for the Woodville closing by $11 related to remaining lease obligations, reducing the remaining accrual to $61.

11. Acquisitions

          The acquisitions described below have been accounted for in accordance with SFAS No. 141, “Business Combinations” and the results of their operations are included in the Company’s financial statements from the date of their respective acquisition.

Atrium Shutters

          On June 1, 2004, the Company acquired substantially all of the assets of Robico Shutters, Inc. and Expert Installation Service, Inc. (collectively known as “Robico Shutters”), Florida corporations, for a purchase price of $11,965, consisting of $11,665 in cash and $300 in the form of warrants to purchase Atrium Corporation common stock. In addition, transaction fees related to the acquisition totaled $135. The acquisition of Robico Shutters was effected through an existing wholly-owned subsidiary, Atrium Shutters, Inc. The cash portion of the transaction was funded through a combination of cash on hand and borrowings under both the Company’s revolving credit facility and its accounts receivable securitization facility. Atrium Shutters, based in Ft. Lauderdale, Florida, manufactures and installs custom-fit, hurricane and storm protection systems for new home construction in Florida.

          The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, as follows:

Accounts receivable	1,485
Inventory	1,224
Prepaid expenses	100
Property, plant and equipment	785
Other assets	44
Goodwill	4,590
Intangible assets	5,000
Accounts payable	(558)
Accrued liabilities	(570)

Total purchase price	$12,100

Superior

          On December 31, 2003, the Company acquired all of the outstanding capital stock of Superior, a California corporation, for a purchase price of $53,841, including $48,841 in cash and $5,000 in Atrium Corporation common stock. In addition, transaction fees related to the acquisition totaled $479. Superior, based in Ontario, California, is a manufacturer of windows and other building materials. The cash portion of the transaction was funded with $40,000 of term loan borrowings and a combination of cash on hand and borrowings under the Company’s accounts receivable securitization facility.

          The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, as follows:

Cash	$3,229
Accounts receivable	4,591
Other receivables	162
Inventory	5,593
Prepaid expenses	487
Deferred tax asset	208
Property, plant and equipment	16,312
Other assets	176
Goodwill	13,761
Intangible assets	12,900
Accounts payable	(787)
Accrued liabilities	(2,104)
Deferred tax liability	(208)

Total purchase price	$54,320

Aluminum Screen

          On October 1, 2003, the Company completed the acquisition of substantially all of the operating assets of Aluminum Screen for $16,500 in cash. In addition, transaction fees related to the acquisition totaled $770. Aluminum Screen, a screen manufacturer based in Dallas, Texas, with additional operations in Houston, Phoenix, Las Vegas and Ciudad Juarez, Mexico, is a supplier to the window and patio door industry. The transaction was effected through Atrium’s newly-formed subsidiary, Aluminum Screen Manufacturers, Inc., a Delaware corporation, and was funded through a combination of borrowings under both the Company’s revolving credit facility and accounts receivable securitization facility.

          The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, as follows:

Accounts receivable	$938
Inventory	1,785
Prepaid expenses	38
Property, plant and equipment	1,721
Other assets	46
Goodwill	14,551
Accounts payable	(1,295)
Accrued liabilities	(514)

Total purchase price	$17,270

Danvid

          On April 1, 2003, the Company acquired substantially all of the assets of Danvid, a wholly-owned subsidiary of American Architectural Products Corporation (“AAPC”), a purchase price of $5,550 in cash and the assumption of certain liabilities. In addition, transaction fees related to the acquisition totaled $275. The proceeds used to complete the transaction were funded through the Company’s revolving credit facility. The assets of Danvid have been acquired out of bankruptcy (with both Danvid and AAPC operating as a debtor-in-possession under Chapter 11) pursuant to an auction sale under Sections 363 and 365 of the Bankruptcy Code. The acquisition of Danvid, an aluminum and vinyl window and door manufacturer, located in Dallas, Texas, further strengthens the Company’s market share in the southern regions of the United States.

          The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, as follows:

Accounts receivable	$3,518
Other receivables	24
Inventory	1,581
Property, plant and equipment	2,226
Other assets	1,534
Goodwill	1,668
Accounts payable	(872)
Accrued liabilities	(2,590)
Other long-term liabilities	(1,264)

Total purchase price	$5,825

MD Casting

          On January 31, 2003, the Company, through its newly-formed and wholly-owned subsidiary, MD Casting, completed the acquisition of substantially all of the operating assets of Miniature Die Casting of Texas, L.P., a Texas limited partnership, for a purchase price of $3,250 in cash, with an additional amount of up to $600 to be paid over three years upon the achievement of certain financial targets. In addition, transaction fees related to the acquisition totaled $144. MD Casting is a zinc die cast hardware manufacturer located in Fort Worth, Texas. The Company financed the acquisition through its revolving credit facility.

          The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, as follows:

Accounts receivable	$156
Inventory	195
Property, plant and equipment	929
Goodwill	3,021
Accounts payable	(224)
Accrued liabilities	(283)
Other long-term liabilities	(400)

Total purchase price	$3,394

          As a result of MD Casting’s earnings for 2003, the Company was obligated to pay $100 out of a potential $200, reducing the maximum remaining earn-out to $400.

12. Subsequent Event

          On August 2, 2004, the Company acquired substantially all of the assets of West Coast Custom Finish, Inc. (“West Coast Custom”), a Nevada corporation for $2,275 in cash with an additional amount of $3,500 to be paid over a period of four years upon the achievement of certain financial targets. West Coast Custom, based in Palm Springs, California, distributes and installs aluminum and vinyl windows for new home construction in the Riverside

County and Desert areas of Southern California. The transaction was effected through an existing wholly-owned subsidiary and was funded through a combination of cash on hand and borrowings under the Company’s revolving credit facility.

          The acquisition will be accounted for in accordance with SFAS No. 141, “Business Combinations”. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The results of the acquired business will be included in the Company’s consolidated financial statements beginning on August 2, 2004.

13. Subsidiary Guarantors

          The Company’s payment obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by its wholly-owned subsidiaries (collectively, the “Subsidiary Guarantees”): Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of Arizona, Atrium Door and Window Company — West Coast, Atrium Vinyl, Inc. (formerly known as Heat, Inc.), Thermal Industries, Inc., Atrium Door and Window Company of the Northwest (formerly known as Best Built, Inc.), Atrium Door and Window Company of the Rockies (formerly known as Champagne Industries, Inc.), R.G. Darby Company, Inc., Total Trim, Inc, Atrium Extrusion Systems, Inc. (formerly known as VES, Inc.), MD Casting, Inc., Superior Engineered Products Corporation, Aluminum Screen Manufacturers, Inc. and Atrium Shutters, Inc. (formerly known as Wing Industries, Inc.), (collectively, the “Guarantor Subsidiaries”). The following subsidiaries do not guarantee the Company’s Notes: Atrium Funding Corporation, Atrium Ventanas de Mexico and Atrium Servicios de Mexico (collectively, the “Non-Guarantor Subsidiaries”). The operations and cash flows of all subsidiaries are presented for all periods covered except for the operations of Atrium Shutters, which are presented since its date of acquisition on June 1, 2004; Superior, which are presented since its date of acquisition on December 31, 2003; Aluminum Screen, which are presented since its date of acquisition on October 1, 2003 and MD Casting, which are presented since its date of acquisition on January 31, 2003. The balance sheet information includes all subsidiaries except for Atrium Shutters as of December 31, 2003. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

          The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including senior indebtedness) which the Company may incur.

ATRIUM COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
June 30, 2004
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,823	$(7,288)	$(66,063)	$8,008	$4,480
Accounts receivable, net	13,630	288	—	—	13,918
Retained interest in sold accounts receivable	—	20,498	—	—	20,498
Inventories	32,331	94	28,176	—	60,601
Prepaid expenses and other current assets	2,184	306	2,647	—	5,137
Deferred tax asset	14,245	—	62	(11,889)	2,418

Total current assets	132,213	13,898	(35,178)	(3,881)	107,052
PROPERTY, PLANT AND EQUIPMENT, net	42,975	3	58,346	—	101,324
GOODWILL	203,822	—	179,008	—	382,830
INTANGIBLE ASSETS	16,959	—	—	—	16,959
DEFERRED FINANCING COSTS, net	—	—	14,813	—	14,813
INVESTMENT IN SUBSIDIARIES	—	—	122,676	(122,676)	—
OTHER ASSETS, net	1,849	22	4,004	—	5,875

Total assets	$397,818	$13,923	$343,669	$(126,557)	$628,853

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,625	$—	$2,111	$—	$3,736
Accounts payable	11,975	22	21,912	8,008	41,917
Accrued liabilities	21,493	240	14,813	—	36,546

Total current liabilities	35,093	262	38,836	8,008	82,199

LONG-TERM LIABILITIES:
Notes payable	238,551	—	173,436	—	411,987
Deferred tax liability	14,245	—	62	(11,889)	2,418
Other long-term liabilities	914	—	935	—	1,849

Total long-term liabilities	253,710	—	174,433	(11,889)	416,254

Total liabilities	288,803	262	213,269	(3,881)	498,453

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—
Paid-in capital	86,111	21,499	186,119	(107,610)	186,119
Retained earnings (accumulated deficit)	22,904	(7,838)	(55,719)	(15,066)	(55,719)

Total stockholder’s equity	109,015	13,661	130,400	(122,676)	130,400

Total liabilities and stockholder’s equity	$397,818	$13,923	$343,669	$(126,557)	$628,853

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

ATRIUM COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2004
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated
NET SALES	$85,992	$166	$119,797	$(18,003)	$187,952
COST OF GOODS SOLD	56,687	167	90,938	(18,003)	129,789

Gross profit	29,305	(1)	28,859	—	58,163

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	18,851	65	19,619	—	38,535
Securitization expense	—	338	(77)	—	261
Stock compensation expense	—	—	—	—	—
Amortization expense	907	—	682	—	1,589

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	19,758	403	20,224	—	40,385
Special charge	—	—	171	—	171

	19,758	403	20,395	—	40,556

Income (loss) from operations	9,547	(404)	8,464	—	17,607
INTEREST EXPENSE	5,080	—	3,732	—	8,812
OTHER INCOME (EXPENSE), net	(88)	(17)	10	—	(95)

Income before income taxes	4,379	(421)	4,742	—	8,700
PROVISION (BENEFIT) FOR INCOME TAXES	332	(118)	—	—	214
EQUITY IN INCOME OF SUBSIDIARIES	—	—	3,744	(3,744)	—

NET INCOME	$4,047	$(303)	$8,486	$(3,744)	$8,486

ATRIUM COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2003
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated
NET SALES	$56,680	$145	$117,885	$(12,900)	$161,810
COST OF GOODS SOLD	37,306	158	84,630	(12,900)	109,194

Gross profit	19,374	(13)	33,255	—	52,616

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	12,641	222	20,061	—	32,924
Securitization expense	—	340	(64)	—	276
Stock compensation expense	—	—	352	—	352
Amortization expense	340	—	703	—	1,043

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	12,981	562	21,052	—	34,595

Income (loss) from operations	6,393	(575)	12,203	—	18,021
INTEREST EXPENSE	7,029	—	1,388	—	8,417
OTHER INCOME (EXPENSE), net	(18)	1	208	—	191

Income (loss) before income taxes	(654)	(574)	11,023	—	9,795
PROVISION (BENEFIT) FOR INCOME TAXES	—	(119)	441	—	322
EQUITY IN LOSS OF SUBSIDIARIES	—	—	(1,109)	1,109	—

NET INCOME (LOSS)	$(654)	$(455)	$9,473	$1,109	$9,473

ATRIUM COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2004
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated
NET SALES	$153,525	$300	$218,189	$(33,596)	$338,418
COST OF GOODS SOLD	103,779	320	165,891	(33,596)	236,394

Gross profit	49,746	(20)	52,298	—	102,024

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	35,906	123	38,680	—	74,709
Securitization expense	—	668	(154)	—	514
Stock compensation expense	—	—	—	—	—
Amortization expense	1,825	—	1,394	—	3,219

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	37,731	791	39,920	—	78,442
Special charges	—	—	2,727	—	2,727

	37,731	791	42,647	—	81,169

Income (loss) from operations	12,015	(811)	9,651	—	20,855
INTEREST EXPENSE	10,093	—	7,409	—	17,502
OTHER INCOME (EXPENSE), net	(216)	(82)	16	—	(282)

Income before income taxes	1,706	(893)	2,258	—	3,071
PROVISION (BENEFIT) FOR INCOME TAXES	474	(234)	—	—	240
EQUITY IN INCOME OF SUBSIDIARIES	—	—	573	(573)	—

NET INCOME	$1,232	$(659)	$2,831	$(573)	$2,831

ATRIUM COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2003
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor		Reclassification/
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated
NET SALES	$97,691	$188	$200,613	$(23,128)	$275,364
COST OF GOODS SOLD	66,283	180	144,456	(23,128)	187,791

Gross profit	31,408	8	56,157	—	87,573

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	24,435	447	36,009	—	60,891
Securitization expense	—	639	(127)	—	512
Stock compensation expense	—	—	452	—	452
Amortization expense	673	—	1,302	—	1,975

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	25,108	1,086	37,636	—	63,830

Income (loss) from operations	6,300	(1,078)	18,521	—	23,743
INTEREST EXPENSE	9,975	—	6,721	—	16,696
OTHER INCOME (EXPENSE), net	(70)	—	234	—	164

Income (loss) before income taxes	(3,745)	(1,078)	12,034	—	7,211
PROVISION (BENEFIT) FOR INCOME TAXES	—	(224)	531	—	307
EQUITY IN LOSS OF SUBSIDIARIES	—	—	(4,599)	4,599	—

NET INCOME (LOSS)	$(3,745)	$(854)	$6,904	$4,599	$6,904

ATRIUM COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$11,678	$3,182	$6,345	$—	$21,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,989)	—	(7,216)	—	(13,205)
Proceeds from sales of assets	43	—	(42)	—	1
Acquisitions	(13,576)	—	—	—	(13,576)
Other assets	(394)	15	(1,041)		(1,420)

Net cash provided by (used in) investing activities	(19,916)	15	(8,299)	—	(28,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	33,093	—	(33,093)	—	—
Payments of other notes payable and capital lease obligations	—	—	(816)	—	(816)
Net borrowings under revolving credit facility	173	—	127	—	300
Deferred financing costs	—	—	(99)	—	(99)
Scheduled principal payments on term loans	(518)	—	(382)	—	(900)
Distribution to Atrium Corporation, net	—	—	(167)	—	(167)
Issuance of Atrium Corporation warrants for purchase of Robico Shutters	—	—	300	—	300
Checks drawn in excess of bank balances	—	—	—	5,144	5,144

Net cash provided by (used in) financing activities	32,748	—	(34,130)	5,144	3,762

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,510	3,197	(36,084)	5,144	(3,233)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,313	(10,485)	(29,979)	2,864	7,713

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,823	$(7,288)	$(66,063)	$8,008	$4,480

ATRIUM COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2003
(dollars in thousands)
(unaudited)

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Parent	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$6,333	$1,867	$20,036	$—	$28,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,848)	—	(6,920)	—	(8,768)
Proceeds from sales of assets	72	—	(60)	—	12
Acquisitions	(3,357)	—	(5,724)	—	(9,081)
Other assets	(641)	—	(565)	—	(1,206)

Net cash used in investing activities	(5,774)	—	(13,269)	—	(19,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	1,130	(1,130)	—	—
Payments of capital lease obligations	—	—	(16)	—	(16)
Deferred financing costs	—	—	(7)	—	(7)
Scheduled principal payments on term loans	(2,589)	—	(144)	—	(2,733)
Additional principal payments on term loans	(649)	—	(409)	—	(1,058)
Distribution to Atrium Corporation, net	—	—	(25)	—	(25)
Checks drawn in excess of bank balances	—	—	—	1,488	1,488

Net cash provided by (used in) financing activities	(3,238)	1,130	(1,731)	1,488	(2,351)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,679)	2,997	5,036	1,488	6,842
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,189	(10,540)	(17,860)	3,342	1,131

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,510	$(7,543)	$(12,824)	$4,830	$7,973

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

Results of Operations

     The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the second quarter and first six months of 2004 are not necessarily indicative of results expected for the full year.

     The operations of MD Casting, Inc. (“MD Casting”), Danvid Window Company (“Danvid”), Aluminum Screen Manufacturers, Inc., Superior Engineered Products Corporation (“Superior”) and Atrium Shutters, Inc. (“Atrium Shutters”) are included since their dates of acquisition, January 31, 2003, April 1, 2003, October 1, 2003, December 31, 2003 and June 1, 2004, respectively. Collectively, the acquisitions of MD Casting, Danvid, Aluminum Screen, Superior and Atrium Shutters are referred to as the “Acquisitions.”

Discussion of Consolidated Results

     Net Sales. Net sales increased by $26,142, or 16.2%, from $161,810 during the second quarter of 2003 to $187,952 during the second quarter of 2004. The increase in net sales was primarily due to additional net sales from the Acquisitions of $23,335. Excluding additional net sales from the Acquisitions, net sales grew $2,807, or 1.7%, from $161,810 during 2003 to $164,617 during 2004. This increase was made up of growth within our Windows and Doors Segment of $1,369 and our Components Segment of $1,438. The increase in our Windows and Doors Segment was primarily made up of growth at our vinyl operations of $1,862 and Darby operation of $1,614 due to increased unit volume. This growth was partially offset by a decrease at our aluminum operations of $2,107, due in part to weather conditions in the South. The increase in our Components Segment was primarily due to growth at our aluminum extrusion operation of $1,354 as a result of increased unit volume with new and existing customers and higher selling prices due to the increased price of aluminum.

     Net sales increased by $63,054, or 22.9%, from $275,364 during the first six months of 2003 to $338,418 during the first six months of 2004. The increase in net sales was primarily due to additional net sales from the Acquisitions of $50,640. Excluding additional net sales from the Acquisitions, net sales grew $12,414, or 4.5%, from $275,364 during 2003 to $287,778 during 2004. This increase was primarily made up of growth within our Window and Doors Segment of $10,773, including increases at our vinyl operations of $6,878, or 5.7%, our Darby operation of $2,809, or 26.1%, and our aluminum operations of $1,086, or 1.0%. The majority of these increases were due to increased unit volume. Net sales at our Components Segment increased by $1,641, or 6.4%, primarily due to growth at our aluminum extrusion operation due to increased unit volume with new and existing customers and higher selling prices due to the increased price of aluminum.

     Cost of Goods Sold. Cost of goods sold increased from 67.5% of net sales during the second quarter of 2003 to 69.1% of net sales during the second quarter of 2004 and increased from 68.2% of net sales during the first six months of 2003 to 69.9% of net sales during the first six months of 2004. Material costs decreased from 40.1% of net sales during the second quarter of 2003 to 39.7% of net sales during the second quarter of 2004 and decreased from 39.8% of net sales during the first six months of 2003 to 39.3% of net sales during the first six months of 2004. The decrease in material costs as a percentage of net sales for both the second quarter and first six months of 2004 was primarily related to synergies captured from the Acquisitions and our ability to leverage our purchasing power, which were partially offset by inflationary increases in the cost of certain raw materials. Direct manufacturing expenses, which represent the labor and overhead components of cost of goods sold, increased from 27.4% of net sales during the second quarter of 2003 to 29.4% of net sales during the second quarter of 2004 and increased from 28.4% during the first six months of 2003 to 30.6% during the first six months of 2004. The increase in direct manufacturing expenses for the second quarter and first six months of 2004, was primarily due to higher insurance, labor and depreciation expenses. Additionally, certain expenses that were previously included in material costs have been recorded as direct manufacturing expenses as a result of our increased vertical integration provided by the 2003 acquisitions of MD Casting and Aluminum Screen. This resulted in higher direct manufacturing expenses and lower material costs, however, it had no net impact on total cost of goods sold.

     Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $5,611 from $32,924 (20.4% of net sales) during the second quarter of 2003 to $38,535 (20.5% of net sales) during the second quarter of 2004. The increase was primarily due to additional expenses from the Acquisitions of $4,345. Excluding additional expenses from the Acquisitions, selling, delivery, general and administrative expenses increased $1,266 from $32,924 (20.4% of net sales) during 2003 to $34,189 (20.8% of net sales) during 2004. This increase was primarily due to increased selling expenses of $1,010 from $9,663 (6.0% of net sales) during 2003 to $10,673 (6.5% of net sales) during 2004 and increased delivery expenses of $588 from $10,228 (6.3% of net sales) during 2003 to $10,816 (6.6% of net sales) during 2004, offset by a reduction in general and administrative expenses of $332 from $13,031 (8.0% of net sales) during 2003 to $12,699 (7.7% of net sales) during 2004. The increase in selling expenses was primarily due to expenses associated with marketing initiatives (principally additional advertising costs), while the increase in delivery expenses was the result of higher fuel costs. The reduction in general and administrative expenses was primarily the result of the continued leveraging of overhead.

     Selling, delivery, general and administrative expenses increased $13,818 from $60,891 (22.1% of net sales) during the first six months of 2003 to $74,709 (22.1% of net sales) during the first six month of 2004. The increase was primarily due to additional expenses from the Acquisitions of $9,934. Excluding additional expenses from the Acquisitions, selling, delivery, general and administrative expenses increased $3,884 from $60,889 (22.1% of net sales) during 2003 to $64,773 (22.5% of net sales) during 2004. The increase was primarily due to increased selling expenses of $2,500 from $18,019 (6.5% of net sales) during 2003 to $20,519 (7.1% of net sales) during 2004, increased delivery expenses of $890 from $18,300 (6.7% of net sales) during 2003 to $19,190 (6.7% of net sales) during 2004 and increased general and administrative expenses of $494 from $24,569 (8.9% of net sales) during 2003 to $25,063 (8.7% of net sales) during 2004. The increase in selling expenses was primarily due to expenses associated with marketing initiatives (principally additional advertising costs), while the increase in delivery expenses was the result of higher fuel costs. The reduction in general and administrative expenses was primarily the result of the continued leveraging of overhead.

     Securitization Expense. Securitization expense decreased $15 from $276 in the second quarter of 2003 to $261 in the second quarter of 2004 and increased $2 from $512 during the first six months of 2003 to $514 during the first six months of 2004. Securitization expense incurred by the Company represents the losses on the sale of accounts receivable, which includes both the interest expense and commitment fee components of the transaction.

     Stock Compensation Expense. Stock compensation expense decreased from $352 during the second quarter of 2003 to $0 during the second quarter of 2004 and decreased from $452 during the first six months of 2003 to $0 during the first six months of 2004. Stock compensation expense for the second quarter and the first six months of 2003 included $252 for the purchase of stock options from current and former employees and payments of $100 and $200, respectively, for services rendered, in the form of Atrium Corporation common stock to our former equity sponsor, Ardshiel, Inc.

     Amortization Expense. Amortization expense increased $546 from $1,043 during the second quarter of 2003 to $1,589 during the second quarter of 2004 and increased $1,244 from $1,975 during the first six months of 2003 to $3,219 during the first six months of 2004. Amortization expense increased during the second quarter and first six months of 2004, primarily due to additional amortization associated with $17,900 of intangible assets recorded in connection with the Acquisitions and software implementation costs capitalized during 2003.

     Special Charges. During the second quarter and first six months of 2004, the Company recorded special charges of $171 and $2,727, respectively, for expenses associated with the merger. The special charges for the first six months of 2004 included $2,385 related to warrants issued to Mr. Hull and $342 for accrued management retention bonuses to be paid on December 10, 2004, of which $171 was recorded during the second quarter of 2004.

     Interest Expense. Interest expense increased $395 from $8,417 during the second quarter of 2003 to $8,812 during the second quarter of 2004 and increased $806 from $16,696 during the first six months of 2003 to $17,502 during the first six months of 2004. Interest expense increased as a result of increased debt levels, offset by a decrease in our weighted-average interest rate as a result of the expiration of an interest rate swap agreement in November of 2003 and a lower effective rate on our new debt

     Provision for Income Taxes. Our income tax provision primarily represents state income tax expense for those jurisdictions where we do not have available loss carryforwards. We did not incur federal tax expense during the second quarter and first six months of 2004 or 2003 as a result of available net operating loss carryforwards generated in prior years. We continue to maintain a full valuation allowance against our deferred tax assets for net operating losses. Should we continue to generate taxable income in 2004 and if prospects for continued profitability are more likely than not beyond 2004, our net operating loss valuation allowance may reverse in future periods.

Discussion of Results by Reporting Segment

Windows and Doors

     Net Sales. Net sales increased by $19,560, or 13.2%, from $148,332 in the second quarter of 2003 to $167,892 in the second quarter of 2004. The increase was primarily the result of additional net sales from the Acquisitions of $18,184. Excluding additional net sales from the Acquisitions, net sales grew $1,376, or .9%. This increase was primarily made up of growth at our vinyl operations of $1,862 and our Darby operation of $1,614 due to increased unit volume. This growth was partially offset by a decrease at our aluminum operations of $2,100, due largely to weather conditions in the South.

     Net sales increased by $52,917, or 21.2%, from $249,742 during the first six months of 2003 to $302,659 during the first six months of 2004. The increase was primarily the result of additional net sales from the Acquisitions of $42,137. Excluding additional net sales from the Acquisitions, net sales grew $10,780, or 4.3%. This increase was primarily made up of growth at our vinyl operations of $6,878, our Darby operation of $2,809 and our aluminum operations of $1,093, due to increased unit volume.

     Income from Operations. Income from operations decreased $1,970 from $16,441 (11.1% of net sales) during the second quarter of 2003 to $14,471 (8.6% of net sales) during the second quarter of 2004. This decrease was net of additional expenses from the Acquisitions of $3,487. Excluding additional expenses from the Acquisitions, income from operations decreased $5,457 from $16,441 (11.1% of net sales) during 2003 to $10,984 (7.3% of net sales) during 2004. This decrease was primarily the result of an increase in cost of goods sold from 68.7% of net sales during 2003 to 72.3% of net sales during 2004. Selling, delivery, general and administrative expenses also increased from 20.4% of net sales during 2003 to 20.8% during 2004. The increase in cost of goods sold, as a percentage of net sales, included increases in both material costs and direct manufacturing expenses, due largely to raw material inflation and higher insurance, labor and depreciation expense. The increase in selling, delivery, general and administrative expenses, as a percentage of net sales, included increases in delivery expenses due to higher fuel costs and selling expenses due to expenses associated with marketing initiatives.

     Income from operations decreased $1,496 from $22,254 (8.9% of net sales) during the first six months of 2003 to $20,758 (6.8% of net sales) during the first six months of 2004. This decrease was net of additional expenses from the Acquisitions of $4,927. Excluding additional expenses from the Acquisitions, income from operations decreased $6,423 from $22,255 (8.9% of net sales) during 2003 to $15,832 (6.1% of net sales) during 2004. This decrease is primarily the result of an increase in cost of goods sold from 69.1% of net sales during 2003 to 72.4% of net sales during 2004, which was partially offset by a decrease in selling, delivery, general and administrative expenses from 22.2% of net sales during 2003 to 22.0% of net sales during 2004. The increase in cost of goods sold, as a percentage of net sales, included increases in both material costs and direct manufacturing expenses, due largely to raw material inflation and higher insurance, labor and depreciation expense. The decrease in selling, delivery, general and administrative expenses, as a percentage of net sales, is the result of operating leverage associated with the allocation of fixed costs over a larger sales base.

Components

     Net Sales. Net sales increased by $11,283, or 44.5%, from $25,374 in the second quarter of 2003 to $36,657 in the second quarter of 2004. The increase was primarily the result of additional net sales from the Acquisitions of $7,983. Excluding additional net sales from the Acquisitions, net sales grew $3,300, or 13.0%. This increase was primarily due to growth at our aluminum extrusion operation of $3,109 due to increased unit volume with new and existing customers and higher selling prices due to the increased price of aluminum.

     Net sales increased by $19,700, or 41.9%, from $46,977 during the first six months of 2003 to $66,677 during the first six months of 2004. The increase was primarily the result of additional net sales from the Acquisitions of $13,902. Excluding additional net sales from the Acquisitions, net sales grew $5,798, or 12.3%. This increase was primarily due to growth at our aluminum extrusion operation of $5,381 due to increased unit volume with new and existing customers and higher selling prices due to the increased price of aluminum.

     Income from Operations. Income from operations increased $2,467 from $2,366 (9.3 % of net sales) during the second quarter of 2003 to $4,833 (13.2% of net sales) during the second quarter of 2004. The increase was partially due to additional expenses from the Acquisitions of $1,369. Excluding additional expenses from the Acquisitions, income from operations increased $1,098 from $2,366 (9.3% of net sales) during 2003 to $3,464 (12.1% of net sales) during 2004. Income from operations at our aluminum and vinyl extrusion operations increased $1,160 from $2,257 (9.2% of net sales) during 2003 to $3,417 (12.3% of net sales) during 2004. The increase at our extrusion operations was due to a 14.2% increase in net sales and the associated operating leverage.

     Income from operations increased $3,357 from $3,880 (8.3% of net sales) during the first six months of 2003 to $7,237 (10.8% of net sales) during the first six months of 2004. The increase was partially due to additional expenses from the Acquisitions of $1,923. Excluding additional expenses from the Acquisitions, income from operations increased $1,434 from $3,881 (8.3% of net sales) during 2003 to $5,315 (10.1% of net sales) during 2004. Income from operations at our aluminum and vinyl extrusion operations increased $1,631 from $3,663 (8.1% of net sales) during 2003 to $5,294 (10.3% of net sales) during 2004. The increase at our extrusion operations was due to a 13.3% increase in net sales and the associated operating leverage.

Liquidity and Capital Resources

     Cash generated from operations, availability under our revolving credit facility and availability under our accounts receivable securitization facility are our principal sources of liquidity. During the first six months of 2003, cash was primarily used for working capital, capital expenditures and acquisitions. Net cash provided by operating activities during 2004 was $21,205 compared to $28,236 during 2003. The decrease in cash provided by operating activities was largely the result of a reduction in the sale of accounts receivable. Net cash used in investing activities during 2004 was $28,200 compared to $19,043 during 2003. The increase in cash used in investing activities was due to an increase in capital expenditures and the acquisition of Atrium Shutters in 2004. Net cash provided by financing activities during 2004 was $3,762 compared to cash used of $2,351 during 2003. The increase in cash provided by financing activities was primarily due to an increase in checks drawn in excess of bank balances and lower principal payments on our term loans.

     The previous term loans had an “excess cash flows” provision mandating additional principal payments if certain cash flows targets were met during the year. In December 2002, we voluntarily paid $6,544 on the previous term loans, which reduced the mandated excess cash flow payment for 2002 to $1,058. This amount was paid in April 2003. The current credit agreement did not provide for a 2003 excess cash flow payment, however, it does provide for excess cash flow payments beginning in 2004, which will be paid in 2005, if applicable.

Other Capital Resources

     Our credit agreement provides for a revolving credit facility in the amount of $50,000, which includes a $20,000 letter of credit sub-facility. The revolving credit facility has a maturity date of December 10, 2008. Additionally, we have an accounts receivable securitization facility which can make additional funds available to us, subject to certain borrowing base limitations. On July 3, 2003, the receivables purchase agreement was amended, at the Company’s discretion, to increase the size of the accounts receivable securitization facility from $42,000 to $50,000.

     As of June 30, 2004, we had cash of $4,480 and $39,670 of availability under the revolving credit facility, net of borrowings of $300 and outstanding letters of credit totaling $10,030. As of August 12, 2004, we had cash of $2,916 and $36,170 of availability under the revolving credit facility, net of borrowings of $3,000 and outstanding letters of credit totaling $10,830.

Capital Expenditures

     We had cash capital expenditures (net of proceeds from sales) of $13,204 during the first six months of 2004 ($7,455 during the second quarter of 2004) compared to $8,756 during the first six months of 2003 ($4,464 during the second quarter of 2003). Capital expenditures during these periods were a result of our effort to increase automation and establish new product lines at our various manufacturing facilities. We expect capital expenditures (exclusive of acquisitions) in 2004 to be approximately $20,000, however, actual capital requirements may change based on management and strategic decisions.

     Our ability to meet debt service, working capital and capital expenditure requirements is dependent upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control.

Recently Issued Accounting Standards

FIN No. 46 — “Consolidation of Variable Interest Entities”:

     During January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is effective for variable interest entities created after January 31, 2003 and is required to be adopted for variable interest entities that existed prior to February 1, 2003 by December 31, 2003. FIN 46 is an interpretation of

Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities and is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Adoption of FIN 46 has not had a material effect on our consolidated financial position or results of operations.

FIN No. 46R — “Consolidation of Variable Interest Entities”:

     During December 2003, the FASB issued a revision to FIN 46, FIN No. 46R (“FIN 46R”), to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of variable interest entities other than SPE’s is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46R has not had a material effect on our consolidated financial position or results of operations.

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

     There have not been any material changes in our market risk during the six months ended June 30, 2004. For additional information related to various market risks refer to Section 7A of our amended annual report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

(b)	Reports on Form 8-K filed during the quarter

Current Report on Form 8-K filed pursuant to Items 7 and 12 on April 16, 2004 to include, as an exhibit, the transcript for the conference call held by the Company on March 26, 2004 to discuss the financial results for the year ended December 31, 2003.

Current Report on Form 8-K filed pursuant to Items 7 and 12 on May 10, 2004 to include, as an exhibit, the press release of the Company dated May 7, 2004 announcing first quarter earnings.

Current Report on Form 8-K filed pursuant to Items 2 and 7 on June 16, 2004 announcing the acquisition of the assets of Robico Shutters, Inc. and Expert Installation Service, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRIUM COMPANIES, INC.
(Registrant)

Date: August 16, 2004	By:	/s/ Jeff L. Hull

Jeff L. Hull
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

Date: August 16, 2004	By:	/s/ Eric W. Long

Eric W. Long
Executive Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

ATRIUM COMPANIES, INC.
EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1