Form 10-Q
period 2004-09-30
ATRIUM COMPANIES INC
filed 2004-11-15
CIK 1029336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

              (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

As of November 12, 2004, the registrant had 100 shares of Common Stock, par value $.01 per share outstanding.

ATRIUM COMPANIES, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ATRIUM COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,159	$7,713
Accounts receivable, net	22,866	8,387
Retained interest in sold accounts receivable	23,666	24,461
Inventories, net	74,699	48,989
Prepaid expenses and other current assets	6,329	8,007
Deferred tax asset	2,186	2,595
Total current assets	133,905	100,152

Property, plant and equipment, net	104,573	95,921
Goodwill	395,231	376,763
Intangible assets, net	21,974	12,900
Deferred financing costs, net	14,480	16,298
Other assets	6,005	5,442
Total assets	$676,168	$607,476

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$47,969	$28,036
Accrued liabilities	47,683	34,261
Current portion of notes payable	3,960	3,302
Total current liabilities	99,612	65,599

Non-current liabilities:
Notes payable, net of current portion	430,419	411,890
Deferred tax liability	2,186	2,595
Other non-current liabilities	5,142	2,341
Total non-current liabilities	437,747	416,826
Total liabilities	537,359	482,425

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock $0.01 par value, 3,000 shares
authorized, 100 shares issued and outstanding	—	—
Paid-in capital	186,269	183,601
Accumulated deficit	(47,460)	(58,550)
Total stockholder’s equity	138,809	125,051
Total liabilities and stockholder’s equity	$676,168	$607,476

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net sales	$197,431	$166,873	$535,849	$442,237
Cost of goods sold	137,631	111,914	374,025	299,705
Gross profit	59,800	54,959	161,824	142,532

Operating expenses:
Selling, delivery, general and administrative
expense (excluding amortization, securitization
and stock compensation expense)	39,556	33,461	114,265	94,352
Amortization expense	2,106	1,092	5,325	3,067
Securitization expense	327	355	841	867
Stock compensation expense	—	100	—	552
Total selling, delivery, general and
administrative expenses	41,989	35,008	120,431	98,838
Special charges	210	375	2,938	375
Total operating expenses	42,199	35,383	123,369	99,213

Income from operations	17,601	19,576	38,455	43,319

Other income (expense):
Interest expense	(9,110)	(8,329)	(26,612)	(25,025)
Other income (expense), net	33	(5)	(248)	159

Income before income taxes	8,524	11,242	11,595	18,453

Provision for income taxes	(265)	(343)	(505)	(650)

Net income	$8,259	$10,899	$11,090	$17,803

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
AND OTHER COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2004
(Dollars in thousands, except share amounts)
(Unaudited)

					Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2003	100	$—	$183,601	$(58,550)	$125,051

Net cash distributions to Atrium
Corporation	—	—	(167)	—	(167)

Issuance of Atrium Corporation
warrants for acquisitions	—	—	450	—	450

Vesting of Merger-related
Atrium Corporation warrants,
included in special charges	—	—	2,385	—	2,385

Comprehensive income:
Net income	—	—	—	11,090	11,090

Balance at September 30, 2004	100	$—	$186,269	$(47,460)	$138,809

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,090	$17,803
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	20,043	12,577
Non-cash special charges	2,715	375
Advances from litigation settlement	—	6,471
Other	2,964	2,847
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,010)	(2,492)
Retained interest in sold accounts receivable	(9,625)	(16,593)
Sale of accounts receivable	9,800	12,900
Inventories	(15,467)	(11,568)
Other current assets	2,194	187
Accounts payable	8,879	10,386
Accrued liabilities and other long-term liabilities	7,190	4,086
Net cash provided by operating activities	35,773	36,979

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,882)	(13,032)
Acquisitions	(44,351)	(9,087)
Other assets	(1,805)	(1,443)
Net cash used in investing activities	(63,038)	(23,562)

Cash flows from financing activities:
Proceeds from borrowings under term loans	20,000	—
Scheduled principal payments on term loans	(1,400)	(4,097)
Additional principal payments on term loans	—	(1,058)
Checks drawn in excess of bank balances	6,699	(699)
Other	(1,588)	(90)
Net cash provided by (used in) financing activities	23,711	(5,944)
Net increase (decrease) in cash and cash equivalents	(3,554)	7,473
Cash and cash equivalents, beginning of period	7,713	1,131
Cash and cash equivalents, end of period	$4,159	$8,604

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview and basis of presentation

Atrium Companies, Inc. (the “Company” or “Atrium”) was founded in 1948 and is a Delaware corporation based in Dallas, Texas. As one of the largest manufacturers and distributors of residential windows and patio doors in the United States, Atrium is one of few such providers with a national presence. Atrium offers a comprehensive product line of aluminum and vinyl windows, as well as patio doors, to leading national homebuilders and home center retailers. Through selective acquisitions, Atrium has added distribution channels, vertically integrated operations and new product offerings while entering new geographic markets.

On December 10, 2003, Atrium Corporation, our parent company, was acquired by and merged-into a newly formed affiliate of Kenner & Company, Inc., with Atrium Corporation as the surviving corporation (referred-to herein as the “Merger”). As a result of the Merger, the Company and Atrium Corporation are controlled by an investor group that includes: KAT Holdings, L.P. and KAT Group, L.P., special purpose Kenner investment partnerships; UBS Capital Americas II, LLC; ML IBK Positions, Inc.; Merrill Lynch Ventures L.P. 2001; and management.

The unaudited consolidated financial statements include the accounts of Atrium Companies, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances have been eliminated in consolidation.

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

Stock-based compensation

As of September 30, 2004, the Company had several stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock-based employee compensation costs related to the issuance of stock options under the Atrium Corporation 2003 Stock Option Plan is not reflected in the Company’s earnings, as all options granted under those plans had an exercise price equal to or in excess of the estimated market value of the underlying common stock on the date of grant.

The Merger resulted in certain of the previously outstanding options being purchased from the holders. The cancellation of existing options and issuance of new options along with the buy/sell agreements resulted in a portion of the 2003 option grants warranting variable accounting treatment.

The Financial Accounting Standards Board ("FASB") has indicated that it expects to issue a proposal to change the recognition and measurement principles for equity-based compensation granted to employees. Under the proposed rules, the Company would be required to recognize compensation expense related to stock options granted to employees, beginning with the interim period ending June 30, 2005. The compensation expense would be calculated based on the number of options expected to vest and would be recognized over the stock options' vesting period. If this proposal is passed, the Company would be required to recognize compensation expense related to stock options granted to its employees, which may have a material effect on its consolidated financial position or results of operations.

The following table illustrates the effect on the Company’s reported net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based compensation plans and warrants (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income, as reported	$8,259	$10,899	$11,090	$17,803

Add: stock-based employee compensation expense
included in reported net income, net of related
tax effects	—	—	2,385	252

Deduct: stock-based employee compensation expense
determined under fair value method for all awards,
net of related tax effects	(154)	(34)	(2,848)	(35)

Adjusted net income	$8,105	$10,865	$10,627	$18,020

The above pro forma disclosures are not representative of pro forma effects for future periods because the determination of the fair value of all options granted excludes an expected volatility factor and additional option grants are expected.

2. ACQUISITIONS

The acquisitions described below (collectively, the “Acquisitions”) have been accounted for in accordance with SFAS No. 141, “Business Combinations” and the results of their operations are included in the Company's financial statements from the dates of the respective acquisitions.

Company acquired	Date of acquisition	Operating segment

MD Casting, Inc.	January 31, 2003	Components
Danvid Window Company	April 1, 2003	Windows & Doors
Aluminum Screen Manufacturers, Inc.	October 1, 2003	Components
Superior Engineered Products Corporation	December 31, 2003	Windows & Doors
Robico Shutters, Inc. and Expert
Installation Service, Inc.	June 1, 2004	Windows & Doors
West Coast Custom Finish, Inc.	August 2, 2004	Windows & Doors
Kinco, Ltd.	September 1, 2004	Windows & Doors

Superior Engineered Products Corporation

On December 31, 2003, the Company acquired all of the outstanding capital stock of Superior Engineered Products Corporation (“Superior”), a California corporation, for a purchase price of $53.8 million, including $48.8 million in cash and $5.0 million in Atrium Corporation common stock. Transaction fees related to the acquisition of Superior were $1.0 million. The cash portion of the transaction was funded with $40.0 million of term loan borrowings previously held in escrow and $7.5 million borrowed under the Company's accounts receivable securitization facility. Superior, based in Ontario, California, is a manufacturer of windows and other building materials.

The aggregate purchase price was allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, as follows (in thousands):

Cash	$3,229
Accounts receivable	4,591
Other receivables	162
Inventory	5,593
Prepaid expenses	487
Deferred tax asset	208
Property, plant and equipment	16,312
Other assets	176
Goodwill	14,283
Intangible assets	12,900
Accounts payable	(787)
Accrued liabilities	(2,104)
Deferred tax liability	(208)
Total purchase price	$54,842

Goodwill of $14.3 million was assigned to the Windows & Doors segment and is not expected to be deductible for tax purposes. Intangible assets totaling $12.9 million have estimated useful lives and estimated annual amortization as follows (in thousands):

			Estimated
		Estimated	annual
	Amount	useful life	amortization

Customer relationships	$10,200	8 years	$1,275
Non-compete agreement	2,200	5 years	440
Trade names	500	3 years	167
	$12,900		$1,882

Robico Shutters, Inc. and Expert Installation Service, Inc.

On June 1, 2004, the Company acquired all of the assets of Robico Shutters, Inc. and Expert Installation Service, Inc. through an existing wholly-owned subsidiary, Atrium Shutters, Inc. (collectively “Atrium Shutters”) for a purchase price of $12.0 million, consisting of $11.7 million in cash and $300,000 in the form of warrants to purchase Atrium Corporation common stock. Transaction fees related to the acquisition were $319,000. The cash portion of the transaction was funded through a combination of cash on hand and borrowings under both the Company’s revolving credit facility and its accounts receivable securitization facility. Atrium Shutters, based in Ft. Lauderdale, Florida, manufactures and installs custom-fit, hurricane and storm protection systems for new home construction in Florida.

The aggregate purchase price was allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, as follows (in thousands):

Accounts receivable	$1,465
Inventory	1,224
Prepaid expenses	100
Property, plant and equipment	785
Other assets	44
Goodwill	4,750
Intangible assets	5,000
Accounts payable	(512)
Accrued liabilities	(570)
Total purchase price	$12,286

Goodwill of $4.8 million was assigned to the Windows & Doors segment and is expected to be fully deductible for tax purposes. Intangible assets totaling $5.0 million have estimated useful lives and estimated annual amortization as follows (in thousands):

			Estimated
		Estimated	annual
	Amount	useful life	amortization

Order backlog	$3,300	2.5 years	$1,320
Customer relationships	1,000	9 years	111
Non-compete agreement	500	5 years	100
Patent	200	17 years	12
	$5,000		$1,543

West Coast Custom Finish, Inc.

On August 2, 2004, the Company acquired substantially all of the assets of West Coast Custom Finish, Inc. (“West Coast Custom”), a Nevada corporation for $2.3 million in cash with an additional amount of $3.5 million to be paid over a period of four years upon the achievement of certain financial targets. The transaction was effected through an existing wholly-owned subsidiary and was funded through a combination of cash on hand and borrowings under the Company’s revolving credit facility. West Coast Custom, based in Palm Springs, California, distributes and installs aluminum and vinyl windows for new home construction in the Riverside County and Desert areas of Southern California.

The aggregate purchase price was allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. Goodwill of $5.3 million was assigned to the Windows & Doors segment and is expected to be fully deductible for tax purposes. The aggregate purchase price was allocated as follows (in thousands):

Accounts receivable	$532
Inventory	218
Property, plant and equipment	159
Goodwill	5,284
Accounts payable	(403)
Total purchase price	$5,790

Kinco, Ltd.

On September 1, 2004, the Company completed the acquisition of substantially all of the assets of Kinco, Ltd. (“Kinco”), a Florida limited partnership, for a purchase price of $27.1 million, including $26.6 million in cash, approximately $350,000 in assumed liabilities and approximately $150,000 in the form of warrants to purchase Atrium Corporation common stock. Transaction fees related to the acquisition were $1.0 million. The transaction was effected through a newly-formed subsidiary, Atrium Windows and Doors of Florida, LLC, a Delaware LLC, and was funded through a combination of $20 million of additional term loan borrowings, borrowings under the Company’s revolving credit and accounts receivable securitization facilities and cash on hand. Kinco, based in Jacksonville, Florida, manufactures, distributes and installs aluminum and vinyl windows for the new home construction and replacement markets in Florida, Georgia and South Carolina.

The aggregate purchase price was allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, as follows (in thousands):

Accounts receivable	$8,624
Inventory	8,865
Prepaid expenses	327
Other receivables	10
Property, plant and equipment	5,344
Note receivable	191
Other assets	78
Goodwill	6,436
Intangible assets	6,000
Accounts payable	(3,091)
Accrued liabilities	(4,657)
Total purchase price	$28,127

Goodwill of $6.4 million was assigned to the Windows & Doors segment and is expected to be fully deductible for tax purposes. Intangible assets totaling $6.0 million have estimated useful lives and estimated annual amortization as follows (in thousands):

			Estimated
		Estimated	annual
	Amount	useful life	amortization

Customer relationships	$4,900	22 years	$223
Non-compete agreements	700	3.3 years	212
Trade name	400	2 years	200
	$6,000		$635

Pro forma summary financial information

The following unaudited pro forma summary financial information combines the consolidated results of operations of Atrium Companies, Inc. and the Acquisitions for the three and nine months ended September 30, 2004 and 2003 as if the Acquisitions had occurred on January 1, 2003. This pro forma summary financial information is provided for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed dates nor is it necessarily indicative of the results of operations which may occur in the future (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net sales	$209,451	$209,576	$590,070	$568,308
Net income	8,417	13,828	12,256	23,901

3. SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its subsidiaries may sell on a non-recourse basis a pool of receivables comprising their entire trade receivable portfolio to a wholly-owned bankruptcy-remote special purpose funding subsidiary, Atrium Funding Corporation (“AFC”). While AFC is consolidated for financial purposes, it is a distinct legal entity that does not engage in trade or business in order to make remote the possibility that it would have to file in bankruptcy or other receivership.

AFC can sell a pro rata share of the trade receivable portfolio to Fairway Finance Corporation (the “Securitization Company”), agented by BMO Nesbitt Burns, for aggregate payments, subject to receivable eligibility and a borrowing base. Receivables sold to the Securitization Company are not reflected in the Company’s consolidated balance sheet. Any receivables not sold to the Securitization Company constitute the retained interest in the receivables portfolio of AFC.

Managed portfolio data consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Securitized balances	$40,800	$31,000
Retained interest in sold
accounts receivable	23,666	24,461
Owned receivables	22,866	8,387
Managed receivables	$87,332	$63,848

4. INVENTORIES

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Raw materials	$52,272	$34,090
Work in process	2,536	1,442
Finished goods	23,485	14,937
	78,293	50,469
LIFO reserve	(2,350)	(916)
Inventory reserve	(1,244)	(564)
	$74,699	$48,989

5. INTANGIBLE ASSETS

The Company has acquired identifiable intangible assets that are subject to amortization. The following table presents carrying values of those intangible assets (in thousands):

	September 30, 2004		December 31, 2003
	Carrying	Accumulated	Carrying	Accumulated
	value	amortization	value	amortization

Customer relationships	$16,100	$(993)	$10,200	$—
Non-compete agreements	3,400	(363)	2,200	—
Order backlog	3,300	(440)	—	—
Other	1,100	(130)	500	—
	$23,900	$(1,926)	$12,900	$—

Amortization expense for those intangible assets was $985,000 and $0 for the three months ended September 30, 2004 and 2003, respectively, and was $1.9 million and $0 for the nine months ended September 30, 2004 and 2003, respectively.

The following table presents the estimated amortization expense for these intangible assets for the years ended December 31 (in thousands):

2004	$2,993
2005	4,057
2006	3,881
2007	2,371
2008	2,161
Thereafter	8,437
Total	$23,900

6. NOTES PAYABLE

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Senior subordinated notes	$225,000	$225,000
Term loan	198,600	180,000
Other notes payable, including
capital lease obligations	9,323	8,536
	432,923	413,536
Unamortized premium on senior
subordinated notes	1,456	1,656
Total long-term debt	434,379	415,192

Current maturities of long-term debt	(3,960)	(3,302)
Long-term debt	$430,419	$411,890

In connection with the Merger, the Company issued an additional $50.0 million of 10.50% senior subordinated notes (the “Add-On Notes”) due on May 1, 2009. The Add-On Notes constitute an additional issuance of the $175.0 million of existing senior subordinated notes pursuant to our indenture, dated May 17, 1999, as amended, under which the outstanding notes were previously issued. Also in connection with the Merger, we entered into a new credit agreement providing for a revolving credit facility in the amount of $50.0 million, which includes a $20.0 million sub-facility for the issuance of letters of credit and a $10.0 million sub-facility for swing line loans and a $180.0 million term loan facility. With the acquisition of Kinco, the Company issued an additional $20.0 million of term loans, increasing the total term loan facility to $200.0 million. In addition to these items, the Company has an accounts receivable securitization facility with up to an additional $50.0 million available, subject to certain borrowing base levels.

The Company’s credit agreement includes covenants that require the Company to meet certain financial tests pertaining to total leverage, interest coverage and fixed charge coverage. As of September 30, 2004, the Company was in compliance with all related covenants. The current credit agreement also has an “excess cash flow” provision mandating additional principal payments if certain cash flow targets are met during the year. The excess cash flow payment is due no later than 100 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2004. For 2004 the Company would be required to make an additional principal payment in an amount equal to the excess of 75% of its excess cash flow, as defined in the credit agreement, less any voluntary prepayments made on the term loans during the fiscal year. As of November 12, 2004, management estimates that additional principal payments will be required to be paid in April 2005 for the year 2004, but cannot reasonably estimate the amount of those payments at this time.

7. INCOME TAXES

The Company’s effective tax rate differs from the statutory rate due to the Company’s net operating loss carryforwards and the existence of a full valuation allowance against the Company’s net deferred tax assets. The income tax provision primarily represents state income tax expense for those jurisdictions where the Company does not have available loss carryforwards. The Company did not incur federal tax expense during the three and nine months ended September 30, 2004 and 2003 as a result of available net operating loss carryforwards generated in prior years. The Company continues to maintain a full valuation allowance against its deferred tax assets for net operating losses. Should the Company continue to generate taxable income in 2004 and if prospects for continued profitability are more likely than not beyond 2004, its net operating loss valuation allowance may reverse in future periods. Such reversal would have a significant effect on the Company’s income tax expense.

8. OPERATING SEGMENT INFORMATION

The Company is engaged in the manufacture and sale of windows, doors and various other building materials throughout North America and is organized within two principal operating segments: the Windows and Doors Segment and the Components Segment. The Windows and Doors Segment primarily fabricates, distributes and installs vinyl and aluminum windows and doors for the residential new construction and repair and remodel markets. The Components Segment primarily manufactures component parts utilized in the fabrication of aluminum and vinyl windows and doors. In the tables below, Corporate and Other includes corporate overhead costs and certain income and expense items not allocated to reportable operating segments, including Merger-related expenses and intangible asset amortization.

The Company evaluates operating segment performance based on operating earnings before allocations of corporate overhead costs. All material intrasegment sales are eliminated within each respective segment. The income statement impact of all purchase accounting adjustments is reflected in the operating earnings of the applicable operating segment.

(Amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net sales:
Windows and Doors	$177,203	$152,950	$479,862	$402,692
Components	34,402	26,996	101,079	73,973
Intersegment eliminations	(14,174)	(13,073)	(45,092)	(34,428)
Consolidated net sales	$197,431	$166,873	$535,849	$442,237

Depreciation and amortization:
Windows and Doors	$4,428	$3,088	$12,435	$8,838
Components	1,031	646	2,949	1,930
Corporate and Other	1,953	654	4,659	1,809
Consolidated depreciation and amortization	$7,412	$4,388	$20,043	$12,577

Income from operations:
Windows and Doors	$15,225	$18,976	$35,659	$41,235
Components	3,110	2,019	10,057	5,925
Corporate and Other	(734)	(1,419)	(7,261)	(3,841)
Consolidated income from operations	17,601	19,576	38,455	43,319

Interest expense	(9,110)	(8,329)	(26,612)	(25,025)
Other income (expense), net	33	(5)	(248)	159
Income before income taxes	$8,524	$11,242	$11,595	$18,453

Identifiable assets by operating segment are those used in operations by each segment. Corporate and Other assets are principally cash and cash equivalents, deferred tax assets, certain property, plant and equipment and deferred financing costs.

(In thousands)	September 30,	December 31,
	2004	2003

Goodwill:
Windows & Doors	$319,208	$300,567
Components	66,646	66,819
Corporate & Other	9,377	9,377
	$395,231	$376,763

Total assets:
Windows & Doors	$498,915	$445,314
Components	94,907	91,807
Corporate & Other	82,346	70,355
	$676,168	$607,476

9. COMMITMENTS AND CONTINGENCIES

The Company has three unionized facilities within the State of Texas, all of which are represented by UNITE HERE (formerly known as the Union of Needletrades, Industrial and Textile Employees). Effective May 2004, the Company entered into a new three-year collective bargaining agreement with UNITE HERE which will expire in 2007.

The Company is involved in various stages of investigation and cleanup related to environmental protection matters, some of which relate to waste disposal sites. The potential costs related to such matters and their possible impact on future operations are uncertain due in part to: the uncertainty as to the extent of pollution, the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, the uncertain level of insurance or other types of recovery and the questionable level of the Company’s involvement. In the opinion of management, however, none of these matters are expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company previously owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are expected not to exceed $150,000. The previous owner of the property has established an escrow of $400,000 to remediate the associated costs. The Company sold this property in December 1999. The Company has established a letter of credit of $250,000 to cover any costs of remediation exceeding the previous owner’s escrow. The Company believes the existing escrow amount is adequate to cover costs associated with this clean-up.

In connection with the sale of one of the Company’s facilities in December 2002, a $250,000 escrow was established. The escrow is receivable upon the Company obtaining an environmental innocent ownership certification on the building. The Company is currently in the process of applying for the certification and expects to be refunded the entire $250,000 escrow during 2004.

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

10. SUBSIDIARY GUARANTORS

The Company's payment obligations under the notes payable (the “Notes”) are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by its wholly-owned subsidiaries (collectively, the "Subsidiary Guarantees"): Atrium Door and Window Company of the Northeast, Atrium Door and Window Company of Arizona, Atrium Door and Window Company — West Coast, Atrium Vinyl, Inc. (formerly known as Heat, Inc.), Thermal Industries, Inc., Atrium Door and Window Company of the Northwest (formerly known as Best Built, Inc.), Atrium Door and Window Company of the Rockies (formerly known as Champagne Industries, Inc.), Wing Industries, Inc., R.G. Darby Company, Inc., Total Trim, Inc, Atrium Extrusion Systems, Inc. (formerly known as VES, Inc.), MD Casting, Inc., Superior Engineered Products Corporation, Aluminum Screen Manufacturers, Inc. and Atrium Shutters, Inc. (collectively, the "Guarantor Subsidiaries"). The following subsidiaries do not guarantee the Company's Notes: Atrium Funding Corporation, Atrium Ventanas de Mexico and Atrium Servicios de Mexico (collectively, the "Non-Guarantor Subsidiaries").

The balance sheets, results of operations and statements of cash flows of all subsidiaries are presented for all periods covered except for the Acquisitions, which are presented since their respective dates of acquisition, see Note 2. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of a default on the Subsidiary Guarantee other than its subordination to senior indebtedness. The Notes and the Subsidiary Guarantees are subordinated to all existing and future Senior Indebtedness of the Company. The indenture governing the Notes contains limitations on the amount of additional indebtedness (including senior indebtedness) that the Company may incur.

ATRIUM COMPANIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2004
(In thousands)

	Guarantor	Non-guarantor		Consolidating
	Subsidiaries	Subsidiaries	Parent	adjustments	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$54,469	$(10,896)	$(48,977)	$9,563	$4,159
Accounts receivable, net	22,451	415	—	—	22,866
Retained interest in sold accounts receivable	—	23,666	—	—	23,666
Inventories	44,411	92	30,196	—	74,699
Other current assets	17,079	336	2,635	(11,535)	8,515
Total current assets	138,410	13,613	(16,146)	(1,972)	133,905

Property, plant and equipment, net	47,212	3	57,358	—	104,573
Goodwill	216,223	—	179,008	—	395,231
Intangible assets, net	21,974	—	—	—	21,974
Investment in subsidiaries	—	—	125,782	(125,782)	—
Other assets	2,221	27	18,237	—	20,485
Total assets	$426,040	$13,643	$364,239	$(127,754)	$676,168

LIABILITIES AND
STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$16,464	$6	$21,936	$9,563	$47,969
Accrued liabilities	28,416	304	18,963	—	47,683
Current portion of notes payable	1,773	—	2,187	—	3,960
Total current liabilities	46,653	310	43,086	9,563	99,612

Non-current liabilities:
Notes payable, net of current portion	249,073	—	181,346	—	430,419
Other non-current liabilities	17,865	—	998	(11,535)	7,328
Total non-current liabilities	266,938	—	182,344	(11,535)	437,747
Total liabilities	313,591	310	225,430	(1,972)	537,359

Commitments and contingencies	—	—	—	—	—

Stockholder's equity:
Common stock	—	—	—	—	—
Paid-in capital	86,111	21,499	186,269	(107,610)	186,269
Retained earnings (accumulated deficit)	26,338	(8,166)	(47,460)	(18,172)	(47,460)
Total stockholder's equity	112,449	13,333	138,809	(125,782)	138,809
Total liabilities and stockholder's equity	$426,040	$13,643	$364,239	$(127,754)	$676,168

ATRIUM COMPANIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
(In thousands)

	Guarantor	Non-guarantor		Consolidating
	Subsidiaries	Subsidiaries	Parent	adjustments	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$45,313	$(10,485)	$(29,979)	$2,864	$7,713
Accounts receivable, net	8,174	213	—	—	8,387
Retained interest in sold accounts receivable	—	24,461	—	—	24,461
Inventories	26,463	50	22,476	—	48,989
Other current assets	15,780	133	4,985	(10,296)	10,602
Total current assets	95,730	14,372	(2,518)	(7,432)	100,152

Property, plant and equipment, net	40,753	3	55,164	—	95,920
Goodwill	197,755	—	179,008	—	376,763
Intangible assets, net	12,900	—	—	—	12,900
Investment in subsidiaries	—	—	122,103	(122,103)	—
Other assets	1,802	37	19,902	—	21,741
Total assets	$348,940	$14,412	$373,659	$(129,535)	$607,476

LIABILITIES AND
STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$7,686	$11	$17,475	$2,864	$28,036
Accrued liabilities	12,218	81	21,962	—	34,261
Current portion of notes payable	1,225	—	2,077	—	3,302
Total current liabilities	21,129	92	41,514	2,864	65,599

Non-current liabilities:
Notes payable, net of current portion	206,279	—	205,611	—	411,890
Other non-current liabilities	13,749	—	1,483	(10,296)	4,936
Total non-current liabilities	220,028	—	207,094	(10,296)	416,826
Total liabilities	241,157	92	248,608	(7,432)	482,425

Commitments and contingencies	—	—	—	—	—

Stockholder's equity:
Common stock	—	—	—	—	—
Paid-in capital	86,111	21,499	183,601	(107,610)	183,601
Retained earnings (accumulated deficit)	21,672	(7,179)	(58,550)	(14,493)	(58,550)
Total stockholder's equity	107,783	14,320	125,051	(122,103)	125,051
Total liabilities and stockholder's equity	$348,940	$14,412	$373,659	$(129,535)	$607,476

ATRIUM COMPANIES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2004
(In thousands)

	Guarantor	Non-guarantor		Consolidating
	Subsidiaries	Subsidiaries	Parent	adjustments	Consolidated

Net sales	$96,097	$207	$116,842	$(15,715)	$197,431
Cost of goods sold	64,086	187	89,073	(15,715)	137,631
Gross profit	32,011	20	27,769	—	59,800

Operating expenses:
Selling, delivery, general
and administrative expense	21,345	91	18,120	—	39,556
Amortization expense	1,616	—	490	—	2,106
Other operating expenses	—	407	130	—	537
Total operating expenses	22,961	498	18,740	—	42,199
Income (loss) from operations	9,050	(478)	9,029	—	17,601

Other income (expense):
Interest expense	(5,223)	—	(3,887)	—	(9,110)
Other income (expense), net	13	7	13	—	33
Income (loss) before income taxes	3,840	(471)	5,155	—	8,524
Income tax benefit (expense)	(407)	142	—	—	(265)
Equity in income of subsidiaries	—	—	3,104	(3,104)	—
Net income	$3,433	$(329)	$8,259	$(3,104)	$8,259

ATRIUM COMPANIES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2003
(In thousands)

	Guarantor	Non-guarantor		Consolidating
	Subsidiaries	Subsidiaries	Parent	adjustments	Consolidated

Net sales	$63,740	$78	$117,549	$(14,494)	$166,873
Cost of goods sold	41,436	83	84,889	(14,494)	111,914
Gross profit	22,304	(5)	32,660	—	54,959

Operating expenses:
Selling, delivery, general
and administrative expense	13,710	51	19,700	—	33,461
Amortization expense	363	—	729	—	1,092
Other operating expenses	375	438	17	—	830
Total operating expenses	14,448	489	20,446	—	35,383
Income (loss) from operations	7,856	(494)	12,214	—	19,576

Other income (expense):
Interest expense	(5,419)	—	(2,910)	—	(8,329)
Other income (expense), net	(37)	2	30	—	(5)
Income (loss) before income taxes	2,400	(492)	9,334	—	11,242
Income tax benefit (expense)	—	153	(496)	—	(343)
Equity in income of subsidiaries	—	—	2,061	(2,061)	—
Net income (loss)	$2,400	$(339)	$10,899	$(2,061)	$10,899

ATRIUM COMPANIES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2004
(In thousands)

	Guarantor	Non-guarantor		Consolidating
	Subsidiaries	Subsidiaries	Parent	adjustments	Consolidated

Net sales	$249,622	$507	$335,031	$(49,311)	$535,849
Cost of goods sold	167,865	507	254,964	(49,311)	374,025
Gross profit	81,757	—	80,067	—	161,824

Operating expenses:
Selling, delivery, general
and administrative expense	57,251	214	56,800	—	114,265
Amortization expense	3,441	—	1,884	—	5,325
Other operating expenses	—	1,075	2,704	—	3,779
Total operating expenses	60,692	1,289	61,388	—	123,369
Income (loss) from operations	21,065	(1,289)	18,679	—	38,455

Other income (expense):
Interest expense	(15,316)	—	(11,296)	—	(26,612)
Other income (expense), net	(202)	(74)	28	—	(248)
Income before income taxes	5,547	(1,363)	7,411	—	11,595
Income tax benefit (expense)	(881)	376	—	—	(505)
Equity in income of subsidiaries	—	—	3,679	(3,679)	—
Net income	$4,666	$(987)	$11,090	$(3,679)	$11,090

ATRIUM COMPANIES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2003
(In thousands)

	Guarantor	Non-guarantor		Consolidating
	Subsidiaries	Subsidiaries	Parent	adjustments	Consolidated

Net sales	$161,431	$266	$318,162	$(37,622)	$442,237
Cost of goods sold	107,719	263	229,345	(37,622)	299,705
Gross profit	53,712	3	88,817	—	142,532

Operating expenses:
Selling, delivery, general
and administrative expense	38,145	498	55,709	—	94,352
Amortization expense	1,036	—	2,031	—	3,067
Other operating expenses	375	1,077	342	—	1,794
Total operating expenses	39,556	1,575	58,082	—	99,213
Income (loss) from operations	14,156	(1,572)	30,735	—	43,319

Other income (expense):
Interest expense	(15,394)	—	(9,631)	—	(25,025)
Other income (expense), net	(107)	2	264	—	159
Income (loss) before income taxes	(1,345)	(1,570)	21,368	—	18,453
Income tax benefit (expense)	—	377	(1,027)	—	(650)
Equity in income (loss) of subsidiaries	—	—	(2,538)	2,538	—
Net income (loss)	$(1,345)	$(1,193)	$17,803	$2,538	$17,803

ATRIUM COMPANIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004
(In thousands)

	Guarantor	Non-guarantor		Consolidating
	Subsidiaries	Subsidiaries	Parent	adjustments	Consolidated

Cash flows from operating activities	$17,941	$(421)	$18,253	$—	$35,773

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,282)	—	(9,600)	—	(16,882)
Acquisitions	(44,351)	—	—	—	(44,351)
Other	(609)	10	(1,206)	—	(1,805)
Net cash provided by (used in) investing activities	(52,242)	10	(10,806)	—	(63,038)

Cash flows from financing activities:
Proceeds from borrowings under term loans	11,580	—	8,420	—	20,000
Scheduled principal payments on term loans	(811)	—	(589)	—	(1,400)
Checks drawn in excess of bank balances	—	—	—	6,699	6,699
Capital contributions	32,688	—	(32,688)	—	—
Other	—	—	(1,588)	—	(1,588)
Net cash provided by (used in) financing activities	43,457	—	(26,445)	6,699	23,711

Net increase (decrease) in cash and cash equivalents	9,156	(411)	(18,998)	6,699	(3,554)
Cash and cash equivalents, beginning of period	45,313	(10,485)	(29,979)	2,864	7,713
Cash and cash equivalents, end of period	$54,469	$(10,896)	$(48,977)	$9,563	$4,159

ATRIUM COMPANIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003
(In thousands)

	Guarantor	Non-guarantor		Consolidating
	Subsidiaries	Subsidiaries	Parent	adjustments	Consolidated

Cash flows from operating activities	$(1,530)	$(8,435)	$46,944	$—	$36,979

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,538)	—	(9,494)	—	(13,032)
Acquisitions	(3,358)	—	(5,729)	—	(9,087)
Other	(738)	(3)	(702)	—	(1,443)
Net cash used in investing activities	(7,634)	(3)	(15,925)	—	(23,562)

Cash flows from financing activities:
Scheduled principal payments on term loans	(2,493)	—	(1,604)	—	(4,097)
Additional principal payments on term loans	(656)	—	(402)	—	(1,058)
Checks drawn in excess of bank balances	—	—	—	(699)	(699)
Capital contributions	—	1,162	(1,162)	—	—
Other	—	—	(90)	—	(90)
Net cash provided by (used in) financing activities	(3,149)	1,162	(3,258)	(699)	(5,944)

Net increase (decrease) in cash and cash equivalents	(12,313)	(7,276)	27,761	(699)	7,473
Cash and cash equivalents, beginning of period	26,189	(10,540)	(17,860)	3,342	1,131
Cash and cash equivalents, end of period	$13,876	$(17,816)	$9,901	$2,643	$8,604

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2003. This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to Atrium Companies, Inc. and its subsidiaries based on beliefs of management that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to the risks and uncertainties regarding our operations and results of operations, as well as our customers and suppliers, including the availability of credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Overview

Atrium Companies, Inc. (“Atrium”) was founded in 1948 and is a Delaware corporation based in Dallas, Texas. As one of the largest manufacturers and distributors of residential windows and patio doors in the United States, we are one of few such providers with a national presence. We offer a comprehensive product line of aluminum and vinyl windows, as well as patio doors, to leading national homebuilders and home center retailers. Through selective acquisitions, we have added distribution channels, vertically integrated operations and new product offerings while entering new geographic markets.

On December 10, 2003, Atrium Corporation, our parent company, was acquired by and merged-into a newly formed affiliate of Kenner & Company, Inc., with Atrium Corporation as the surviving corporation (referred-to herein as the “Merger”). As a result of the Merger, Atrium Companies, Inc. and Atrium Corporation are controlled by an investor group that includes: KAT Holdings, L.P. and KAT Group, L.P., special purpose Kenner investment partnerships; UBS Capital Americas II, LLC; ML IBK Positions, Inc.; Merrill Lynch Ventures L.P. 2001; and management.

Recent developments

Our financial results have been adversely affected by the less-than-expected performance of Atrium Shutters, Inc. and Kinco, Ltd., which were acquired in 2004 and operate primarily in the state of Florida. The catastrophic weather conditions that plagued that area of the country throughout the third quarter hampered both operations and was a significant factor contributing to our performance. In addition to dealing with weather issues, the business continued to be negatively affected by raw material inflation, rising fuel costs and rising workers’ compensation and health insurance costs. While we have completed a number of initiatives to mitigate the impact of each of these items, including increasing selling prices and restructuring insurance programs, the full effect of these initiatives has yet to be felt.

Results of operations

Our operations are seasonal in nature and generally result in increases during the peak building season, which coincides with the second and third quarters of the year. Accordingly, results of operations for the third quarter and first nine months are not necessarily indicative of results expected for the full year.

Our results of operations for operating segments include the following acquisitions (collectively, the “Acquisitions”) since their respective dates of acquisition:

Company acquired	Date of acquisition	Operating segment

MD Casting, Inc. (“MD Casting”)	January 31, 2003	Components
Danvid Window Company (“Danvid”)	April 1, 2003	Windows & Doors
Aluminum Screen Manufacturers, Inc. (“Aluminum Screen”)	October 1, 2003	Components
Superior Engineered Products Corporation (“Superior”)	December 31, 2003	Windows & Doors
Robico Shutters, Inc. and Expert Installation Service, Inc.
(collectively “Atrium Shutters”)	June 1, 2004	Windows & Doors
West Coast Custom Finish, Inc. (“West Coast Custom”)	August 2, 2004	Windows & Doors
Kinco, Ltd. (“Kinco”)	September 1, 2004	Windows & Doors

Net sales. Net sales increased by $30.6 million, or 18.3%, from $166.9 million during the third quarter of 2003 to $197.4 during the third quarter of 2004. The increase in net sales was primarily due to additional net sales from Acquisitions of $30.2 million. Excluding additional sales from Acquisitions, net sales grew $382,000, or 0.2%, from $166.9 million during 2003 to $167.3 million during 2004. This increase was made up of growth within our Components Segment of $1.1 million, partially offset by a decrease within our Windows and Doors Segment of $756,000. The increase in our Components Segment was primarily due to growth at our aluminum extrusion operation of $1.1 million as a result of increased unit volume with new and existing customers and higher selling prices due to the increased price of aluminum. The decrease within our Windows and Doors Segment was primarily made up of a decrease at our aluminum operations of $2.4 million, due in part to weather conditions in the South. This decrease was partially offset by an increase at our vinyl operations of $953,000 and Darby operation of $675,000 due to increased unit volume.

Net sales increased by $93.6 million, or 21.2%, from $442.2 million during the first nine months of 2003 to $535.8 million during the first nine months of 2004. The increase in net sales was primarily due to additional net sales from Acquisitions of $80.8 million. Excluding the additional net sales from Acquisitions, net sales grew $12.8 million, or 2.9%, from $442.2 million during 2003 to $455.0 million during 2004. This increase was primarily made up of growth within our Window and Doors Segment of $10.0 million, including increases at our vinyl operations of $7.8 million, or 4.0%, our Darby operation of $3.5 million, or 19.3%, partially offset by a decrease at our aluminum operations of $1.3 million, or 0.7%. The majority of these increases were due to increased unit volume. Net sales at our Components Segment increased by $2.8 million, or 7.0%, primarily due to growth at our aluminum extrusion operations due to increased volume with new and existing customers and higher selling prices due to the increased price of aluminum.

Cost of goods sold. Cost of goods sold increased from 67.1% of net sales during the third quarter of 2003 to 69.7% of net sales during the third quarter of 2004 and increased from 67.8% of net sales during the first nine months of 2003 to 69.8% of net sales during the first nine months of 2004. Material costs increased from 39.1% of net sales during the third quarter of 2003 to 39.8% of net sales during the third quarter of 2004 and remained flat at 39.5% for the first nine months of 2004 as compared to the first nine months of 2003. The increase in material costs as a percentage of net sales during the third quarter of 2004 was primarily related to inflationary increases in the cost of certain raw materials, which were partially offset by synergies captured from the Acquisitions and our ability to leverage our purchasing power. Direct manufacturing expenses, which represent the labor and overhead components of cost of goods sold, increased from 28.0% of net sales during the third quarter of 2003 to 29.9% of net sales during the third quarter of 2004 and increased from 28.3% during the first nine months of 2003 to 30.3% during the first nine months of 2004. The increase in direct manufacturing expenses for the third quarter and first nine months of 2004, was primarily due to higher insurance, labor and depreciation expense. Additionally, certain expenses that were previously included in material costs have been shifted to direct manufacturing expenses as a result of our increased vertical integration provided by the 2003 acquisitions of MD Casting and Aluminum Screen. This shift in expenses resulted in higher direct manufacturing expenses and lower material costs; however, it had no net impact on total cost of goods sold.

Selling, delivery, general and administrative expenses. Selling, delivery, general and administrative expenses increased $6.1 million from $33.5 million (20.0% of net sales) during the third quarter of 2003 to $40.0 million (20.0% of net sales) during the third quarter of 2004. The increase was due to additional expenses from Acquisitions of $6.1 million. Excluding additional expenses from Acquisitions, selling, delivery, general and administrative expenses were flat at $33.5 million (20.0% of net sales) during 2003 and 2004. This was primarily due to increased selling expense of $678,000 from $10.3 million (6.2% of net sales) during 2003 to $11.0 million (6.6% of net sales) during 2004 and increased delivery expenses of $544,000 from $10.6 million (6.3% of net sales) during 2003 to $11.1 million (6.7% of net sales) during 2004, offset by a reduction in general and administrative expenses of $1.2 million from $12.6 million (7.6% of net sales) during 2003 to $11.4 million (6.8% of net sales) during 2004. The increase in selling expense was primarily due to expenses associated with marketing initiatives (principally additional advertising costs), while the increase in delivery expense was the result of higher fuel costs. The reduction in general and administrative expenses was primarily the result of the continued leveraging of overhead.

Selling, delivery and general and administrative expenses increased $19.9 million from $94.4 million (21.3% of net sales) during the first nine months of 2003 to $114.3 million (21.3% of net sales) during the first nine months of 2004. The increase was primarily due to additional expenses from Acquisitions of $16.6 million. Excluding additional expenses from Acquisitions, selling, delivery, general and administrative expenses increased $3.3 million from $94.3 million (21.3% of net sales) during 2003 to $97.7 million (21.5% of net sales) during 2004. This increase was primarily due to increased selling expense of $3.2 million from $28.3 million (6.4% of net sales) during 2003 to $31.5 million (6.9% of net sales) during 2004 and increased delivery expenses of $1.4 million from $28.9 million (6.5% of net sales) during 2003 to $30.3 million (6.7% of net sales) during 2004, offset by a reduction in general and administrative expenses of $1.3 million from $37.2 million (8.4% of net sales) during 2003 to $35.9 million (7.9% of net sales) during 2004. The increase in selling expense was primarily due to expenses associated with marketing initiatives (principally additional advertising costs), while the increase in delivery expense was the result of higher fuel costs. The reduction in general and administrative expenses was primarily the result of the continued leveraging of overhead.

Amortization expense. Amortization expense increased $1.0 million from $1.1 million during the third quarter of 2003 to $2.1 million during the third quarter of 2004 and increased $2.3 million from $3.1 million during the first nine months of 2003 to $5.3 million during the first nine months of 2004. Amortization expense increased during the third quarter and first nine months of 2004, primarily due to additional amortization associated with $23.9 million of intangible assets recorded in connection with the Acquisitions, as well as amortization of software implementation costs capitalized during 2003.

Securitization expense. Securitization expense decreased $28,000 from $355,000 during the third quarter of 2003 to $327,000 during the third quarter of 2004 and decreased $26,000 from $867,000 during the first nine months of 2003 to $841,000 during the first nine months of 2004. Securitization expense incurred by the Company represents the losses on the sale of accounts receivable, which includes both the interest expense and commitment fee components of the transaction.

Stock compensation expense. Stock compensation expense was $100,000 and $552,000 during the third quarter and first nine months of 2003, respectively, for the purchase of stock options from current and former employees and payments in the form of Atrium Corporation common stock, for services rendered, to our former equity sponsor, Ardshiel, Inc.

Special charges. Special charges were $210,000 and $2.9 million during the third quarter and first nine months of 2004, respectively, for expenses associated with the Merger. The first nine months of 2004 included $2.4 million of charges for the vesting of warrants issued to Mr. Hull and $553,000 of charges for accrued management retention bonuses to be paid on December 10, 2004, of which $210,000 was recorded during the third quarter of 2004. Special charges were $375,000 during the third quarter and first nine months of 2003 for the divestiture of Wing Industries, Inc.

Interest expense. Interest expense increased $781,000 from $8.3 million during the third quarter of 2003 to $9.1 million during the third quarter of 2004 and increased $1.6 million from $25.0 million during the first nine months of 2003 to $26.6 million during the first nine months of 2004. Interest expense increased as a result of increased debt levels, offset by a decrease in our weighted-average interest rate as a result of the expiration of an interest rate swap agreement in November of 2003 and a lower effective rate on our new debt.

Provision for income taxes. Our income tax provision primarily represents state income tax expense for those jurisdictions where we do not have available loss carryforwards. We did not incur federal tax expense during the third quarter and first nine months of 2004 or 2003 as a result of available net operating loss carryforwards generated in prior years and the existence of a full valuation allowance against net deferred tax assets. We continue to maintain a full valuation allowance against our deferred tax assets for net operating losses. Should we continue to generate taxable income in 2004 and if prospects for continued profitability are more likely than not beyond 2004, our net operating loss valuation allowance may reverse in future periods. Such reversal would have a significant effect on our income tax expense.

Liquidity and capital resources

Cash provided by operating activities and availability under our revolving credit facility and our accounts receivable securitization facility are our principal sources of liquidity. Net cash provided by operating activities was $35.8 million during the first nine months of 2004, compared to $37.0 million during the first nine months of 2003. The decrease of $1.2 million was primarily due to year-over-year increases in operating expenses, partially offset by a year-over-year increase in gross profit - see preceding discussion of results of operations in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net cash used in investing activities increased $39.4 million to $63.0 million during the first nine months of 2004, compared to $23.6 million during the first nine months of 2003. The increase was primarily due to the acquisitions of Atrium Shutters, West Coast Custom and Kinco during the first nine months of 2004, compared to the acquisitions of MD Casting and Danvid during the first nine months of 2003, and a $3.9 million increase in capital expenditures as a result of our effort to increase automation and establish new product lines at our various manufacturing facilities.

Net cash provided by financing activities was $23.7 million during the first nine months of 2004, compared to net cash used in financing activities of $5.9 million during the first nine months of 2003. The increase was primarily due to an additional borrowing of $20 million in term loans under our existing credit agreement for the Kinco acquisition, a $7.4 million increase in checks drawn in excess of bank balances and a $3.8 million decrease in principal payments on term loans.

Our credit agreement provides for a revolving credit facility in the amount of $50 million, which includes a $20 million letter of credit sub-facility. The revolving credit facility has a maturity date of December 10, 2008. Additionally, we have an accounts receivable securitization facility, which can make additional funds available to us depending on certain borrowing base levels up to $50 million.

As of September 30, 2004, we had liquidity of $46.0 million, including cash of $4.2 million, availability under our $50 million revolving credit facility of $39.3 million (net of letters of credit of $10.7 million) and availability under our $50.0 million accounts receivable securitization facility of $2.5 million (net of borrowings of $40.8 million and $6.7 million currently unavailable due to borrowing base limitations).

Our credit agreement includes covenants that require us to meet certain financial tests pertaining to total leverage, interest coverage and fixed charge coverage. As of September 30, 2004, we were in compliance with all related covenants. The current credit agreement also has an “excess cash flow” provision mandating additional principal payments if certain cash flow targets are met during the year. The excess cash flow payment is due no later than 100 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2004. For 2004 we would be required to make an additional principal payment in an amount equal to the excess of 75% of our excess cash flow, as defined in the credit agreement, less any voluntary prepayments made on the term loans during the fiscal year. As of November 12, 2004, management estimates that additional principal payments will be required to be paid in April 2004 for the year 2004, but cannot reasonably estimate the amount of those payments at this time.

Our ability to meet debt service, working capital and capital expenditure requirements is dependent upon our future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity pricing. We use derivative financial instruments on a limited basis to hedge economic exposures including interest rate protection agreements and forward commodity delivery agreements. We do not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

There have not been any material changes in our market risk during the nine months ended September 30, 2004. For additional information related to various market risks refer to Section 7A of our amended annual report on Form 10-K/A for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of the last day of the period covered by this report. This evaluation was made under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification by Chief Executive Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 13, 2004, Atrium Companies, Inc. filed a Report on Form 8-K, which furnished information under Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition for its press release announcing its financial results for the second quarter ended June 30, 2004 and transcript of the conference call to discuss those financial results.

On August 16, 2004, Atrium Companies, Inc. filed a Report on Form 8-K/A to amend the Report on Form 8-K dated June 1, 2004, furnishing information under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements to include the financial statements and pro forma financial information related to the acquisition of the assets of Robico Shutters, Inc. and Expert Installation Service, Inc.

On September 7, 2004, Atrium Companies, Inc. filed a Report on Form 8-K, which furnished information under Item 2.01 - Completion of Acquisition or Disposition of Assets and Item 9.01 - Financial Statements and Exhibits to announce its acquisition of the assets of Kinco, Ltd.

On October 18, 2004, Atrium Companies, Inc. filed a Report on Form 8-K/A to amend the Report on Form 8-K dated September 1, 2004, furnishing information under Item 2.01 - Completion of Acquisition or Disposition of Assets and Item 9.01 - Financial Statements and Exhibits to include the financial statements and pro forma financial information related to the acquisition of the assets of Kinco, Ltd.

On October 18, 2004, Atrium Companies, Inc. filed a Report on Form 8-K, which furnished information under Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers to announce a change in membership of its Board of Directors.

On October 22, 2004, Atrium Companies, Inc. filed a Report on Form 8-K, which furnished information under Item 4.01 - Changes in Registrant’s Certifying Accountant and Item 9.01 - Financial Statements and Exhibits to announce a change in certifying accountants and furnished the outgoing accountants’ letter regarding agreement with the statements made in that Form 8-K.

On November 10, 2004, Atrium Companies, Inc. filed a Report on Form 8-K, which furnished information under Item 2.02 - Results of Operations and Financial Condition and Item 9.01 - Financial Statements and Exhibits for its press release announcing its financial results for the third quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRIUM COMPANIES, INC.
(Registrant)

Date: November 15, 2004	By:	/s/ Jeff L. Hull

Jeff L. Hull
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2004	By:	/s/ Eric W. Long

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